Form 10QSB
period 1997-09-30
PREMIUM CIGARS INTERNATIONAL LTD
filed 1997-11-14
CIK 1041479

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

         FOR THE QUARTER ENDED                    COMMISSION FILE NUMBER
         ---------------------                    ----------------------
         September 30, 1997                            0-29414


                       PREMIUM CIGARS INTERNATIONAL, LTD.
        (Exact name of small business issuer as specified in its charter)


         Arizona                                       86-0846405
(state or other jurisdiction of          (I.R.S. Employer Identification Number)
 incorporation or organization)

                          15651 North 83rd Way, Suite 3
                            Scottsdale, Arizona 85260
                    (Address of principal office) (Zip code)

       Registrant's telephone number, including area code: (602) 922-8887

           Securities registered pursuant to Section 12(b) of the Act:
                            No par value common stock

           Securities registered pursuant to Section 12(g) of the Act:
                            No par value common stock

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                  Yes     No  X
                                      ---    ---

As of September 30, 1997, there were 3,469,092 shares of Premium Cigars International, Ltd. common stock, no par value outstanding.

                                      INDEX
                                      -----


PART I - FINANCIAL INFORMATION

         Item 1 - Financial Statements

         Consolidated Balance Sheet (Unaudited) as of September 30, 1997

         Consolidated Statements of Operations (Unaudited) for the three and six months ended September 30, 1997 and 1996

         Consolidated Statements of Changes in Stockholders' Equity (Unaudited) for the period from the date of inception, June 1, 1996 through March 31, 1997 and for the six month period ended September 30, 1997.

         Consolidated Statements of Cash Flows (Unaudited) for the six months ended September 30, 1997 and 1996

         Notes to Consolidated Financial Statements

         Item 2 - Management's Discussion and Analysis or Plan of Operation

PART II - OTHER INFORMATION

         Item 1 - Legal Proceedings

         Item 2 - Changes in Securities and Use of Proceeds

         Item 3 - Defaults Upon Senior Securities

         Item 4 - Submission of Matters to a Vote of Security Holders

         Item 5 - Other Information

         Item 6 - Exhibits and Reports on Form 8-K

SIGNATURES

PREMIUM CIGARS INTERNATIONAL, LTD AND SUBSIDIARY
CONSOLIDATED BALANCE SHEET (UNAUDITED)
SEPTEMBER 30, 1997

ASSETS

       Current Assets
              Cash and cash equivalents                                               $3,514,417

              Receivables
                    trade                                                                314,061
                    related parties                                                       16,946
                    miscellaneous                                                          6,212
                                                                                      ----------
                        Total Receivables                                                337,219

              Inventory                                                                  354,265

              Held to maturity securities                                              3,411,897

              Other current assets                                                       152,511
                                                                                      ----------
                                                               Total Current Assets    7,770,309


       Property and Equipment, Net                                                       197,484


       Other Assets
              Humidors, net                                                              517,586
              Notes receivable - related parties                                          86,225
              Organizational costs, net                                                   36,742
              Miscellaneous                                                               10,456
                                                                                      ----------
                                                                 Total Other Assets      651,009
                                                                                      ----------
                                                                       TOTAL ASSETS   $8,618,802
                                                                                      ==========


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

       Current Liabilities
              Notes payable - current portion                                         $    4,430

              Accounts payable                                                           683,068

              Accrued expenses                                                           250,678
                                                                                      ----------
                                                          Total Current Liabilities      938,176

                                                        Total Long Term Liabilities            0
                                                                                      ----------
                                                                  TOTAL LIABILITIES      938,176

       Equity
              Common stock - no par value, 10,000,000 shares authorized,
                    3,469,092 shares issued and outstanding as of 9/30/97              8,807,049
              Accumulated deficit                                                     (1,126,423)
                                                                                      ----------

                                                                       TOTAL EQUITY    7,680,626
                                                                                      ----------

                                         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY   $8,618,802
                                                                                      ==========

PREMIUM CIGARS INTERNATIONAL,LTD AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                   Three Months Ended September 30    Six Months Ended September 30
                                                                   -------------------------------    -----------------------------
                                                                      1997                 1996          1997               1996
                                                                   -------------------------------    -----------------------------
NET SALES                                                          $1,372,316          $   132,511    $2,000,496         $  132,511


COST OF SALES                                                       1,013,951              105,345     1,521,969            105,345
                                                                   -------------------------------    -----------------------------

GROSS PROFIT                                                          358,365               27,166       478,527             27,166

SALES AND MARKETING                                                   482,354                  737       600,048                737

GENERAL AND ADMINISTRATIVE                                            237,492               29,153       538,997             29,153
                                                                   -------------------------------    -----------------------------

LOSS FROM OPERATIONS                                                 (361,481)              (2,724)     (660,518)            (2,724)

OTHER INCOME (EXPENSE)
              Interest and miscellaneous income                        24,667                 --          25,797               --
              Interest and miscellaneous expense                      (22,296)              (1,354)      (46,754)            (1,354)
              Loan Fees                                               (95,000)                --         (95,000)              --
                                                                   -------------------------------    -----------------------------

                                  TOTAL OTHER INCOME (EXPENSE)        (92,629)              (1,354)     (115,957)            (1,354)
                                                                   -------------------------------    -----------------------------
NET LOSS                                                           $ (454,110)         $    (4,078)   $ (776,475)        $   (4,078)
                                                                   ===============================    =============================

LOSS PER SHARE                                                     $    (0.20)         $     (0.01)   $    (0.42)        $    (0.01)
                                                                   ===============================    =============================
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING                       2,251,371            1,480,500     1,868,042          1,480,500
                                                                   ===============================    =============================

PREMIUM CIGARS INTERNATIONAL, LTD. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED) for the period from the date of inception, June 1, 1996 through March 31, 1997 and for the six month period ended September 30, 1997.

                                                      Common Stock                                                    Total
                                              -------------------------------   Accumulated         Treasury      Stockholders'
                                                Shares            Amount          Deficit            Stock      Equity (Deficit)
                                              ----------       -----------------------------------------------------------------

Balance, June 1, 1996                               --         $     --       $      --          $    --        $     --

Shares issued for cash                         1,433,400          212,050            --               --            212,050

Shares issued for services                        47,100          207,625            --               --            207,625

Net loss                                            --               --          (349,948)            --           (349,948)
                                              ----------       -----------------------------------------------------------------

Balance, March 31, 1997                        1,480,500          419,675        (349,948)            --             69,727
                                              ----------       -----------------------------------------------------------------

Purchase of treasury stock                       (15,000)            --              --             (5,000)          (5,000)
Shares issued for services                        15,000           32,500            --              5,000           37,500
Additional compensation recorded
on private transactions                             --             72,500            --               --             72,500
Net loss for the three month period
ended June 30, 1997 (unaudited)                     --               --          (322,365)            --           (322,365)
                                              ----------       -----------------------------------------------------------------

Balance, June 30, 1997                         1,480,500          524,675        (672,313)            --           (147,638)
                                              ==========       =================================================================

Additional required paid in capital                 --            150,000            --               --            150,000

Shares issued at Initial Public Offering       1,900,000        7,726,020            --               --          7,726,020

Representative's Warrants                           --              1,710            --               --              1,710

Shares issued with Overallotment                  88,592          404,644            --               --            404,644

Net loss for the three month period
ended September 30, 1997 (unaudited)                --               --          (454,110)            --           (454,110)
                                              ----------       -----------------------------------------------------------------

Balance, September 30, 1997                    3,469,092       $8,807,049     $(1,126,423)       $    --        $ 7,680,626
                                              ==========       =================================================================

PREMIUM CIGARS INTERNATIONAL, LTD AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                            Six Months Ended September 30
                                                                            -----------------------------
                                                                               1997               1996
                                                                            ----------         ----------

Increase (Decrease) in Cash and Cash Equivalents:

Cash flows from operating activities:
      Cash received from customers                                          $1,742,286         $  132,511
      Cash paid to suppliers and employees                                  (2,307,865)          (108,034)
      Interest and loan fees paid                                             (141,754)            (1,354)
      Interest earned                                                           25,797               --
                                                                            ----------         ----------
                  Net cash provided (used) by operating activities            (681,536)            23,123
                                                                            ----------         ----------

Cash flows from investing activities:
      Purchase of property and equipment                                      (183,137)              --
      Purchase of humidors                                                    (545,427)           (23,124)
      Short term investments made                                           (3,411,897)              --
      Organizational costs                                                      (8,151)              --
      Deferred offering costs                                                 (879,279)              --
                                                                            ----------         ----------
                  Net cash used by investing activities                     (5,027,891)           (23,124)
                                                                            ----------         ----------

Cash flows from financing activities:
      Proceeds from common stock issue                                       9,321,396                  1
      Proceeds from debt                                                     1,185,000               --
      Repayment of debt                                                     (1,345,000)              --
      Proceeds from lease financing                                              4,430               --
                                                                            ----------         ----------
                  Net cash provided by financing activities                  9,165,826                  1
                                                                            ----------         ----------

Net increase in cash and cash equivalents                                    3,456,399               --
Cash and cash equivalents - beginning of period                                 58,018               --
                                                                            ----------         ----------
Cash and cash equivalents - end of period                                   $3,514,417         $     --
                                                                            ==========         ==========


Reconciliation of Net Loss to Net Cash used for Operating Activities:

Net loss                                                                    $ (776,475)        $   (4,078)
                                                                            ----------         ----------
Adjustments to reconcile net loss to net
      cash used for operating activities:
      Depreciation and amortization                                            100,831                737
      Changes in assets and liabilities:
          Receivables - trade                                                 (249,761)              --
                 - related parties                                              (8,449)              --
                 - miscellaneous                                                (6,212)              --
          Inventory                                                           (227,928)           (44,781)
          Other current assets                                                (136,904)              --
          Other assets                                                         (10,456)              --
          Notes payable - related parties                                      (19,641)              --
          Accounts payable - trade                                             573,814             45,464
          Accrued expenses                                                      79,645             25,781
                                                                            ----------         ----------
                                                                                94,939             27,201

                                                                            ----------         ----------
Net cash used for operating activities                                      $ (681,536)        $   23,123
                                                                            ==========         ==========

                PREMIUM CIGARS INTERNATIONAL, LTD. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       Basis of Presentation:

         The accompanying consolidated financial statements of Premium Cigars International, Ltd. and Subsidiary (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the Company's financial condition and operating results for the interim periods presented, have been included. Operating results for the six months ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ending March 31, 1998. These interim financial statements should be read in conjunction with the prospectus dated August 21, 1997, including the financial statements and notes contained therein, filed with the Securities and Exchange Commission.

2.       Nature of Operations:

         Premium Cigars International, Ltd. (the "Company") is a Corporation organized under the laws of the State of Arizona on December 16, 1996. CAN-AM International Investments Corp. (CAN-AM), a British Columbia Canadian corporation, was incorporated on June 20, 1996. The Company acquired all of the outstanding stock of CAN-AM on December 31, 1996. The principal business purpose of the Company is the distribution of premium cigars using countertop humidors in convenience stores, grocery stores and other retail outlet markets. The Company conducts business throughout the United States. The Company's wholly-owned subsidiary, CAN-AM, operates in five Canadian Provinces.

3.       Earnings Per Common Share:

         Earnings per share are based upon the weighted average number of shares outstanding for each of the respective periods. Fully diluted earnings per share are not presented as they are anti-dilutive. The Company completed an initial public offering of its Common Stock on August 21, 1997. Pursuant to Securities and Exchange Commission rules, shares of Common Stock issued for consideration below the anticipated offering price per share during the 12-month period prior to filing of the registration statement have been included in the calculation of common share equivalent shares as if they had been outstanding for all periods presented.

4.       New Accounting Pronouncements:

         On March 3, 1997,  the  Financial  Accounting  Standards  Board  issued
         Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS 128). This pronouncement provides a different method of calculating earnings per share than is currently used in accordance with APB 15, "Earnings per Share." SFAS 128 provides for the calculation of basic and diluted earnings per share. Basic earnings per share includes no dilution and is computed by dividing income outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity, similar to fully diluted earnings per share. This pronouncement is effective for fiscal years and interim periods ending after December 15, 1997; early adoption is not permitted. The Company has not determined the effect, if any, of adoption on its earnings per share computations.

         Statements of Financial Accounting Standards No. 129, "Disclosure of Information about Capital Structure" (SFAS No. 129) issued by the FASB is effective for financial statements ending after December 15, 1997. The new standard reinstates various securities disclosure requirements previously in effect under Accounting Principles Board Opinion No. 15, which has been superseded by SFAS No. 129. The Company does not expect adoption of SFAS No. 129 to have a material effect, if any, on its financial position or results of operations.

                PREMIUM CIGARS INTERNATIONAL, LTD. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.       New Accounting Pronouncements: (Continued)

         Statements of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS No. 130) issued by the FASB is effective for financial statements with fiscal years beginning after December 15, 1997. Earlier application is permitted. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. The Company has not determined the effect on its financial position or results of operations, if any, from the adoption of this statement.

         Statements of Financial Accounting Standards No. 131, "Disclosure about Segments of an Enterprise and Related Information" (SFAS No. 131) issued by the FASB is effective for financial statements beginning after December 15, 1997. The new standard requires that public business enterprises report certain information about operating segments in complete sets of financial statements of the enterprise and in condensed financial statements of interim periods issued to shareholders. It also requires that public business enterprises report certain information about their products and services, the geographic areas in which they operate and their major customers. The Company does not expect adoption of SFAS No. 131 to have a material effect, if any, on its Results of Operations.

5.       Held to Maturity Securities:

         Held to maturity securities consist of proceeds from the initial public offering temporarily invested in United States treasury bills. As of September 30, 1997, these were comprised of treasury bills with a yield of 5.234%, maturing on February 26, 1998.

6.       Subsequent Event:

         The Company's Board of Directors elected to change its fiscal year end from March 31, to Dec 31, effective with the year ending Dec 31, 1997. The accompanying financial statements have been presented on a March 31, year end basis.

Item 2 - Management's Discussion and Analysis or Plan of Operation
------------------------------------------------------------------

GENERAL

Premium Cigars International, Ltd. ("PCI" or the "Company"), an Arizona corporation, is a national and international marketer and distributor of premium cigars in convenience stores and other high volume retail stores in the United States and Canada.

In recent years, cigar smoking has regained popularity in the United States. Consumption and sales of cigars, particularly premium cigars, have increased significantly since 1993. Sales in the U.S. of all types of cigars increased from 3.4 billion units in 1993 to 4.4 billion units in 1996, an annual increase of 8.7%. However, premium cigars, the type marketed and distributed by PCI, increased at an annual rate of 67.0% from 1995 to 1996.

We have established the objective of placing our PCI Cigar Program, which includes supplying humidors, cigars, service and information in 10,000 high volume convenience, gas, grocery and drug stores and outlets by March 31, 1998, and in 30,000 to 50,000 outlets within three to five years. In these selected markets, we offer a broad range of brands as well as in-house private label brands, priced at retail from $1.00 to $8.00.

We operate in one industry segment, which is the marketing and distribution of premium cigars and accessory products.

Results of Operations

In December 1996, PCI acquired all of the outstanding stock of CAN-AM, which prior to that had acquired the cigar distribution operations, including cigar accounts, humidors and inventory of Rose Hearts, Inc, a Washington corporation, and J&M Wholesale, Ltd., a British Columbia (Canada) corporation. J&M did not begin its cigar distribution until June 1996 and had no material sales until the three month period ended September 30, 1996, and then, principally to Southland Canada (7-Eleven) outlets. Rose Hearts did not begin cigar distribution until late summer of that year and distributed primarily in the State of Washington. Therefore, any comparisons made to the results of operations in 1996 are limited to the three month period ended September 30, 1996 (the "September 1996 Quarter").

Also, certain expenses and costs in the income statement for the three months ended June 30, 1997 (the "June 1997 Quarter") that were included in our Initial Public Offering Prospectus dated August 21, 1997 (the "Prospectus"), have been reclassified to make them consistent with the presentation of these expenses and costs in the income statements for the three months ended September 30, 1977 (the "September 1997 Quarter") and the six months year-to-date period ended September 30, 1997 (the "September 1997 YTD Period"). We believe that the reclassified income statements better present the performance of the Company on a forward-looking basis.

Our revenues for the September 1997 Quarter and the September 1997 YTD Period were $1,372,316 and $2,000,496, respectively, compared to revenues of $132,511 for the September 1996 Quarter. The increase in revenues for the September 1997 Quarter compared to the September 1996 Quarter was 935.6%.

We derived revenues principally from the initial "rollout" of new orders to stores, which included a humidor and cigars among other items, and from re-orders of cigars and accessories to restock the humidors. The rollouts for our Program for each quarter were:

 --------------------  ----------------  ---------------  --------------------
  September 30, 1996    March 31, 1997    June 30, 1997    September 30, 1997
 --------------------  ----------------  ---------------  --------------------
            110               480            2,610            4,212
 --------------------  ----------------  ---------------  --------------------

We announced in our press release dated November 3, 1997, that re-orders for the month of August 1997 averaged approximately $120 per month for our combined United States and Canadian operations. Reorders for our substantially more mature PCI Cigar Program in Canada averaged more than double that, up from approximately $100 per month one year earlier. The increases in both the number of rollouts and the average dollar amount of monthly reorders account for the substantial change in revenues for the September 1997 Quarter and the September 1997 YTD Period compared to the September 1996 Quarter.

As shown below, our revenues for the September 1997 quarter increased $744,136 or 118.5% over the revenues for the June 1997 Quarter.

     ---------------  -----------------------  ----------------------------
                         June 1997 Quarter        September 1997 Quarter
     ---------------  -----------------------  ----------------------------
       Revenues             $ 628,180                  $ 1,372,316
     ---------------  -----------------------  ----------------------------
       $ Increase                -                       $ 744,136
     ---------------  -----------------------  ----------------------------
       % Increase                -                          118.5%
     ---------------  -----------------------  ----------------------------

Our gross margins for the September 1997 Quarter and the September 1997 YTD Period were 26.1 % and 23.9 %, respectively, compared to 20.5% for the September 1996 Quarter. In the September 1997 Quarter, we were able to reduce the cost of product relative to sales price by 7.0% compared to the September 1996 Quarter. This was achieved by entering into certain strategic purchasing arrangements designed to improve and protect our margins and by making large-volume purchases with selected vendors. The improvements realized in product costing were offset in part by the expense of building a core warehousing and shipping team to meet the objectives set for both new store rollouts and re-orders. Even here, we used temporary employees during peak demand periods to lessen the brunt of these expenses.

Our ongoing efforts to reduce product, warehousing and shipping costs are reflected in the 36.6% improvement in the gross margin we achieved during the September 1997 Quarter compared to the June 1997 Quarter.

     ---------------  -----------------------  ----------------------------
                         June 1997 Quarter        September 1997 Quarter
     ---------------  -----------------------  ----------------------------
      Gross Margin            19.1%                        26.1%
     ---------------  -----------------------  ----------------------------
      % Change                  -                          36.6%
     ---------------  -----------------------  ----------------------------

Selling, general and administrative expenses ("SG&A Expenses") for the September 1997 Quarter and the September 1997 YTD period included non-recurring charges of $160,000 and $270,000, respectively. The $160,000 charge represents management fees paid to two key executives, and the $110,000 charge represents compensation expense related to common stock sold by the chief executive officer of the Company at a price below fair market value.


                                     June 1997    September 1997  September 1997
                                      Quarter         Quarter      YTD Period
----------------------------------  ------------ ---------------- --------------
SG&A Expenses With
Non-recurring Expenses               $  419,199      $  719,846      $1,139,045
----------------------------------  ------------ ---------------- --------------
      % of Revenues                        66.7%           52.5%           56.9%
----------------------------------  ------------ ---------------- --------------
Non-recurring Expenses
included in SG&A Expenses            $  110,000      $  160,000      $  270,000
----------------------------------  ------------ ---------------- --------------
SG&A Expenses Without
Non-recurring Expenses               $  309,199      $  559,846      $  869,045
----------------------------------  ------------ ---------------- --------------
      % of Revenues                        49.2%           40.8%           43.4%
----------------------------------  ------------ ---------------- --------------

We established an infrastructure to obtain the sales objectives outlined in the Prospectus. Many selling and marketing expenses are typically incurred in advance of the revenues that might be realized from the selling and marketing efforts represented by these expenses. Accordingly, SG&A Expenses were high relative to revenues during the June 1997 Quarter (49.2%) and the September 1997 Quarter (40.8%). With significantly increased revenues in the September 1997 Quarter, SG&A Expenses, relative to revenues, did decline from the June 1997 Quarter.

Substantially all of the interest income of $24,251 and $25,331 received during the September 1997 Quarter and the September 1997 YTD Period was earned on the net proceeds from our initial public offering, which was placed into short-term, highly liquid, low-risk investments. Interest income is expected to decrease in future periods as the proceeds from the initial public offering are used in the operations of the Company.

We incurred interest expense of $19,307 and $43,622 during the September 1997 Quarter and the September 1997 YTD Period, respectively, on bridge financing entered into with accredited investors, notes entered into with a related party and an operating line of credit entered into with Biltmore Investors Bank. Related to the bridge financing, we incurred a non-recurring fee of $95,000, which was expensed during the September 1997 Quarter.

Although changes in the exchange rate between the U.S. and Canadian currencies may have an impact on the profitability of the Company, we do not expect the impact of these changes to be material to the consolidated financial statements of the Company due to the significantly smaller size of our Canadian operations and to the stable relationship historically of the United States and Canadian currencies.

We incurred a loss of $776,475, or $.42 per share during the September 1997 YTD Period inclusive of the non-recurring expenses. Excluding the non-recurring expenses, the net loss was $411,475, or $.22 per share.

For the September  1997  Quarter,  the net loss  inclusive of the  non-recurring expenses was $454,110, or $.20 per share and $199,110, or $.09 excluding the non-recurring expenses. This compares to a net loss of $4,078, or $.01 per share for the September 1996 Quarter. For the September 1997 Quarter, both the amount of the loss ($199,110 compared to $212,169) and the loss per share ($.09 compared to $.14), improved from the June 1997 Quarter.

-------------------------  ----------------  ----------------  ------------------   ----------------
                                                                                        September
                           September 1996       June 1997           September            1997 YTD
                               Quarter           Quarter           1997 Quarter           Period
-------------------------  ----------------  ----------------  ------------------   ----------------
Net Lost Including
Non-recurring Expenses       $  (4,078)        $  (322,365)        $  (454,110)        $  (776,475)
-------------------------  ----------------  ----------------  ------------------   ----------------
      % of Revenues              3.1%               51.3%               33.1%               38.8%
-------------------------  ----------------  ----------------  ------------------   ----------------
     Loss Per Share          $   (.01)         $     (.22)         $     (.20)         $     (.42)
-------------------------  ----------------  ----------------  ------------------   ----------------
Non-recurring Expenses       $ -0-             $   110,000         $   255,000         $   365,000
-------------------------  ----------------  ----------------  ------------------   ----------------
Net Loss Not Including
Non-recurring Expenses       $  (4,078)        $  (212,365)        $  (199,110)        $  (411,475)
-------------------------  ----------------  ----------------  ------------------   ----------------
      % of Revenues              3.1%               31.8%               14.5%               20.6%
-------------------------  ----------------  ----------------  ------------------   ----------------
Loss Per Share               $   (.01)         $     (.14)         $     (.09)         $     (.22)
-------------------------  ----------------  ----------------  ------------------   ----------------

Other Information

On September 18, 1997, we announced in a press release that we had increased the number of rollouts of our PCI Cigar Program to over 4000 participating stores.

On September 24, 1997, we announced in a press release that we had signed an agreement with Lockwood Publications, Inc, publisher of Smoke Magazine, granting us the exclusive right in North America to market the magazine in the stores that display or sell our PCI Cigar Program.

On September 29, 1997, we announced in a press release that we had begun a statewide Arizona rollout, that also included select stores in New Mexico, of our PCI Cigar Program into approximately 700 Circle-K (Tosco Corporation), 7-Eleven (The Southland Corporation) and Giant Industries stores.

Capital Resources

During the September 1997 Quarter and the September 1997 YTD Period, we made capital purchases, including the purchase of humidors, of $450,956 and $696,025, respectively. As part of our PCI Cigar Program, one humidor is shipped with each new store rollout. The humidor, which remains the property of PCI, is capitalized as an Other Asset and written off over a twenty-four month period.

Liquidity

Our cash, cash equivalents and short-term investments and our current ratio were:

----------------------------  ---------------------  ---------------- --------------- ---------------------
                                At September 30,       At March 31,     At June 30,      At September 30,
                                     1996                  1997             1997               1997
----------------------------  ---------------------  ---------------- --------------- ---------------------
Cash, cash
equivalents and
short-term investments             $ -0-               $   58,018       $   26,424       $   6,926,314
----------------------------  ---------------------  ---------------- --------------- ---------------------
Current ratio                        .63                   .78              1.23                8.32
----------------------------  ---------------------  ---------------- --------------- ---------------------
Situation                       Start-up company       Prior to the     With the         Following the
                                                       bridge loans     bridge           initial public
                                                                        financing        offering
----------------------------  ---------------------  ---------------- --------------- ---------------------

We believe that the net proceeds received from our $9,975,000 Initial Public Offering completed August 29, 1997, together with cash flows generated from operations, will be sufficient to meet anticipated expansion and working capital needs for the foreseeable future. If additional funding is required, the Company expects that it will be able to raise capital through the issuance of long-term or short-term debt or the issuance of securities in private or public transactions. However, there can be no assurances that we can generate sufficient revenues or obtain acceptable future financing.

                Special Note Regarding Forward-looking Statements

         Some of the statements contained in this report discuss future expectations, contain projections of results of operation or financial condition or state other "forward-looking" information. Those statements are subject to known and unknown risks, uncertainties and other factors that could cause the actual results to differ materially from those contemplated by the statements. The forward-looking information is based on various factors and was derived using numerous assumptions.

         Important factors that may cause actual results to differ from projections include, for example:

         o our ability to raise sufficient capital to purchase cigars and humidors to meet any unanticipated increase in the aggressive "roll-out" schedules required by our contracts and commitments with stores and distributors;

         o the effect of a settlement announced June 20, 1997 of litigation among 40 States and major U.S. tobacco companies;

         o        our ability to buy quality premium cigars at favorable prices;

         o        our ability to negotiate and maintain  favorable  distribution
                  arrangements   with  stores  affiliated  with  major  national
                  convenience store chains;

         o         the effect of changing economic conditions;

         o any decision by major retail chains to remove all tobacco products from their shelves or place our humidors in a disadvantageous location within their stores;

         o changes in government regulations, tax rates and similar matters;

         o        our ability to attract and retain quality employees;

         o        the decline in popularity of cigar smoking; and

         o other risks which may be described in our future filings with the SEC. We do not promise to update forward-looking information to reflect actual results or changes in assumptions or other factors that could affect those statements.

PART II - OTHER INFORMATION

Item 1 -  Legal Proceedings
          -----------------

         None

Item 2 -  Changes in Securities and Use of Proceeds
          -----------------------------------------

         (a)      None.

         (b)      None.

         (c)      Use of Proceeds.

         The Company provides the following information in accordance with Item 701(f) of Regulation S-B:

         1. The Company's Registration Statement on Form SB-2 (File No. 333-29985) was declared effective on August 21, 1997;

         2.       The offering commenced on August 21, 1997;

         3. The offering did not terminate before any securities were sold;

         4(i). On August 29, 1997, the Company closed the sale of 1,900,000 shares of its common stock to W.B. McKee Securities, Inc., the Underwriters' Representative (the "main offering"). On September 24, 1997, W.B. McKee Securities, Inc. purchased 88,592 of the 285,000 shares available for the over-allotment option provided for in the Company's Underwriting Agreement (the "over-allotment offering"). See "Underwriting" section of the Company's Registration Statement on Form SB-2 and Item 5 herein. The over-allotment option on the remaining 196,408 shares of common stock expired on September 29, 1997. Therefore, the main offering terminated on August 29, 1997, after the sale of all of the securities registered; the over-allotment offering terminated on September 29, 1997, with 196,408 registered shares unsold.

         4(ii). W.B. McKee Securities, Inc. served as the managing underwriter for the offering.

         4(iii). The Company registered common stock, no par value, in its Registration Statement on Form SB-2.

         4(iv). The Company registered 2,185,000 shares of common stock, no par value, in its Registration Statement on Form SB-2, for an aggregate offering price of $11,471,250. These figures include the full over-allotment of 285,000 shares;

                  however, as stated above, only 88,592 over-allotment shares were purchased by the Underwriters' Representative. Accordingly, the Company has sold 1,988,592 shares at an aggregate offering price of $10,440,108.

         4(v). The amount of expenses incurred through September 30, 1997 in connection with the issuance and distribution of the securities registered was $2,309,444. This amount is made up of $1,044,011 in underwriter's discounts and commissions, $313,203 in underwriter's non-accountable expenses, and $952,230 in other expenses, including $118,662 in consulting fees to directors.

         4(vi). The net offering proceeds after deducting the above expenses were $8,130,664.

         4(vii). From the effective date of the Company's Registration Statement, August 21, 1997 to September 30, 1997, the net offering proceeds were applied as follows: $1,212,835 to repayment of debt, $156,025 to purchase humidors, $544,186 to purchase inventory, $345,503 for sales and marketing, $137,239 for working capital, $3,411,895 as a temporary investment in six month treasury bills and $2,322,981 as a temporary investment in a money market account.

         4(viii). The use of proceeds described above represents no material change from the use of proceeds described in the prospectus.

Item 3 - Defaults upon Senior Securities
         -------------------------------

         None

Item 4 - Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

         None

Item 5 - Other Information
         -----------------

         W.B. McKee Securities, Inc. ("McKee") served as the Representative of the Underwriters in the Company's initial public offering which became effective on August 21, 1997. Under the terms of the Underwriting Agreement, McKee was given an over-allotment option to purchase up to 285,000 shares of the Company's common stock at the public offering price, less certain underwriting discounts and commissions. On September 24, 1997, McKee exercised a portion of the over-allotment and purchased 88,592 of the 285,000 total over-allotment shares. The Company realized total proceeds from the over-allotment exercise of $465,108, minus discounts and commissions of $46,510.80 and non-accountable expenses of $13,953.24, for net proceeds totaling $404,643.96. The over-allotment option on the remaining 196,408 shares of common stock expired on September 29, 1997.

         For additional information regarding the specific terms and conditions of the Underwriting Agreement, please refer to the "Underwriting" section of the Company's Registration Statement on Form SB-2 (file number 33-29985) declared effective on August 21, 1997, which is incorporated herein by reference as an exhibit to this Form 10-QSB and in response to this item.

Item 6 - Exhibits and Reports on Form 8-K
         --------------------------------

         (a)      Exhibits

Exhibit             Exhibit Name                                                  Method of Filing
-------             ------------                                                  ----------------
Number
------
3.1                 Articles of Incorporation                                     **
3.2                 By-Laws, as amended                                           ***
4.1                 Specimen Common Stock Certificate                             ****
4.2                 Description of Rights of Security Holders                     *****
10.1                Form of Indemnity Agreements between the                      Exhibit filed herewith
                    Company and its Officers and Directors
10.2                Marketing and Sales Agreement dated                           Exhibit filed herewith*
                    September 17, 1997, between the Company and
                    Lockwood Publications, Inc.
10.3                Retailer Agreement dated August 25, 1997,                     Exhibit filed herewith*
                    between the Company and Tosco Marketing
                    Co.
10.4                Distributorship Agreement dated October 24,                   Exhibit filed herewith*
                    1997 between the Company and Irvine Breath
                    Products, Inc.
11.1                Statement Re:  Computation of                                 Exhibit filed herewith
                    Per Share Earnings
27.1                Financial Data Schedule                                       Exhibit filed herewith
99.1                "Underwriting" section of Registration                        ******
                    Statement on Form SB-2

*        Portions  of  the  exhibit  omitted  and  filed   separately  with  the
Commission pursuant to the Confidential Treatment provisions of Regulation ss. 230.406.

**       Incorporated by reference to Exhibit 3.1 of  Registration  Statement on
Form SB-2 (file no. 333-29985) declared effective on August 21, 1997.

***      Incorporated by reference to Exhibit 3.2 of  Registration  Statement on
Form SB-2 (file no. 333-29985) declared effective on August 21, 1997.

****     Incorporated by reference to Exhibit 4.2 of  Registration  Statement on
Form SB-2 (file no. 333-29985) declared effective on August 21, 1997.

*****    Incorporated by reference to Exhibit 4.1 of  Registration  Statement on
Form SB-2 (file no. 333-29985) declared effective on August 21, 1997.

******   Incorporated by reference to pages 56-57 of  Registration  Statement on
Form SB-2 (file no. 333-29985) declared effective on August 21, 1997.


         (b)      Reports on Form 8-K

                  None

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PREMIUM CIGARS INTERNATIONAL, LTD.
(Registrant)


         /s/ Steven A. Lambrecht                  Date:   November 14, 1997
---------------------------------------
Steven A. Lambrecht
President & C.E.O.



         /s/ Karissa B. Nisted                    Date:   November 14, 1997
---------------------------------------
Karissa B. Nisted
Chief Financial Officer
                                        19