Form 10KSB
period 1997-12-31
PREMIUM CIGARS INTERNATIONAL LTD
filed 1998-03-31
CIK 1041479

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C., 20549

                                   FORM 10-KSB

           ANNUAL REPORT FILED PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES ACT OF 1934 [Fee Required]

                   For the fiscal year ended December 31, 1997
                           Commission file No. 0-29414

                       PREMIUM CIGARS INTERNATIONAL, LTD.
                 (Name of small business issuer in its charter)

            Arizona                                   86-0846405
(state or other jurisdiction of          (I.R.S. Employer Identification Number)
 incorporation or organization)

                          15651 North 83rd Way, Suite 3
                            Scottsdale, Arizona 85260
                    (Address of principal office) (Zip code)

         Issuer's telephone number, including area code: (602) 922-8887

           Securities registered pursuant to Section 12(b) of the Act:
   Title of each class:               Name of each exchange on which registered:
No par value Common Stock                       Boston Stock Exchange

           Securities registered pursuant to Section 12(g) of the Act:
                            No par value Common Stock

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes X  No
                                       ---   ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10- KSB or any amendment to this Form 10-KSB. [ ]

       Issuer's revenues for its most recent fiscal year were $3,362,275.

The aggregate market value of voting stock held by non-affiliates of the Company was approximately $2,824,425 as of March 24, 1998.

The number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date of March 31, 1998 was 3,469,092.

                       Premium Cigars International, Ltd.

                                   FORM 10-KSB

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

TABLE OF CONTENTS
-----------------
                                                                                         PAGE
                                                                                         ----

PART I.....................................................................................4
         Item 1 - Description of Business..................................................4
         Item 2 - Description of Property.................................................19
         Item 3 - Legal Proceedings.......................................................20
         Item 4 - Submission of Matters to a Vote of Security Holders.....................20

PART II...................................................................................21
         Item 5 - Market for Common Equity and Related Stockholder Matters................21
         Item 6 - Management's Discussion and Analysis or Plan of Operation...............23
         Item 7 - Financial Statements and Supplementary Data.............................29
         Item 8 - Changes in and Disagreements with Accountants on Accounting
                           Financial Disclosure...........................................29

PART III..................................................................................30
         Item 9 - Directors and Executive Officers, Promoters and
                           Control Persons; Compliance with Section 16(a)
                           of the Exchange Act............................................30
         Item 10 - Executive Compensation.................................................35
         Item 11 - Security Ownership of Certain Beneficial Owners and Management.........42
         Item 12 - Certain Relationships and Related Transactions.........................45
         Item 13 - Exhibits and Reports on Form 8-K.......................................52

SIGNATURES................................................................................55

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS................................................56

                Special Note Regarding Forward-looking Statements

         Some of the statements contained in this report discuss future expectations, contain projections of results of operations or financial condition or state other "forward-looking" information. Those statements are subject to known and unknown risks, uncertainties and other factors that could cause the actual results to differ materially from those contemplated by the statements. The forward-looking information is based on various factors and was derived using numerous assumptions. Important factors that may cause actual results to differ from forward-looking statements and projections include, for example:

o our ability to maintain an adequate capital position and a sufficient cash flow as we add retail stores required by commitments with our customers and distributors;

o our ability to raise additional capital, if current financing is depleted, to enable us to maintain sufficient working capital for operating activities;

o any decision by major retail chains to discontinue selling all tobacco products or to place our humidors in a disadvantageous location within their stores;

o changes in government regulations, tax rates and similar matters, including any restriction on the self-service nature of merchandising displays and marketing promotions;

o        the  ability  of  our   in-house   Customer   Service   Department   to
         significantly improve over the support and sales order processing results previously managed by an out-sourced telemarketing contractor;

o our ability to establish a stable management team and attract and retain quality employees;

o the risk of any significant uninsured loss from potential passenger claims as a result of a September 1997 automobile accident in which one of our employees was the driver;

o the possible negative impact of a settlement announced June 20, 1997 of litigation among 40 States and major U.S. cigarette manufacturers;

o        our ability to buy quality  premium cigars at favorable  prices and the
         effect  on  cigar  prices  and  availability,   of  weather  and  other
         conditions in the countries that import cigars to the U.S. and Canada;

o        our  ability  to   negotiate   and  maintain   favorable   distribution
         arrangements with our customers;

o        the effect of changing economic conditions;

o a decline in the popularity of cigar smoking and/or possible adverse public opinion against cigars and cigar smoking; and

o        other risks which may be described in our future  filings with the SEC.
         We do not promise to update forward-looking information to reflect actual results or changes in assumptions or other factors that could affect those statements.

                                     PART I


Item 1 - Description of Business
--------------------------------

   History. PCI was incorporated in Arizona on December 16, 1996 to be a national and international distributor of premium cigars from humidors in high traffic retail outlets. Shortly after incorporation, PCI acquired CAN-AM International Investments Inc. ("CAN-AM"), a Canadian corporation which owned all cigar accounts, inventory and humidors formerly owned by Rose Hearts Inc. ("Rose Hearts") of Seattle, Washington, and J&M Wholesale, Inc. ("J&M") located near Vancouver, British Columbia. On September 29, 1997, the Company completed an initial public offering which raised approximately $10.4 million in capital. We are continuing to use this capital to expand the PCI Cigar Program in high volume retail outlets in the United States and Canada.

   Operations - What We Have Learned. Our operations expanded dramatically in 1997. However, results of operations were disappointing in several aspects. See
Item 6 "Management's Discussion and Analysis of Financial Condition or Plan of Operation" below. In our relatively short history, we have gained significant insights on PCI operations, and we have initiated major changes to improve our business. We believe these changes are critical to help achieve the revenue and profit growth necessary for success. The following summarizes our key insights into PCI, based on our experience to date, and the changes we have made (or are making) as a result of our experience. Much of the information set forth below, particularly all of the statements made under "Our Focus - Vision, Mission, Strategic Goals," each "Strategic Goal," and "Key 1998 Strategies" constitutes "forward looking" information, and should be considered in light of the "Special Notes Regarding Forward-looking Statements" on page 3.

To be a distributor is not enough; PCI must be a marketer.

The premise on which PCI was founded - distributing premium cigars via humidors in convenience, gas and high-volume retail outlets - is fundamentally sound, but it needs focus.

We must focus more on the needs of the consumer and the unique needs of each distribution channel.

We believe that PCI must differentiate itself from "distributors of premium cigars" and become a "marketer of premium cigars." We have learned that a complete program is critical to our long-term success; simply placing a humidor at retail has proven not to be sufficient. We are gaining a greater understanding of the consumer who buys cigars in our customers' retail outlets, and are acting to improve our cigar selection and price points, differing by geographic location. We are acting to improve our merchandising by helping our customers present our humidor program to their consumers more effectively. We believe that a consistent, quality message to customers and consumers, combined with a fact-based understanding of individual store order patterns, will help build equity behind our name, and credibility with our customers. We have learned that a humidor in every outlet may not be justified. Some retail stores are not appropriate for our program - the store's consumer base may not be large enough or demographically consistent with our product offerings. We have also identified opportunities to place humidified, premium cigars in high volume retail outlets by making adjustments in the size of our humidors, and structuring sell-through programs to meet the unique requirements of each distribution channel (e.g., grocery stores, drug stores, mass merchandisers, warehouse clubs).

Managing PCI's expanded operations requires different management skills and experience.

PCI assembled a new Management team, particularly in marketing, sales, finance and executive management.

We retained purchasing and operations management.

Founding Management realized that in order to maximize our potential, PCI needed Management with extensive consumer products operations experience. John Greenwell was recruited as the Chief Executive Officer, President and Chief Operating Officer to build a Management team with the necessary skills. He obtained the services of Brendan McGuinness as Acting Vice-President of Sales, David Hodges as interim Chief Financial Officer, and Stan Hall as Controller. We believe that these experienced individuals (detailed biographies are included in Item 9 of this Report) can provide the critical leadership and skills appropriate to these functions. Mr. Greenwell's consumer package goods marketing background enhances his ability to provide the leadership for this critical function. We confirmed that purchasing and operations functions were effectively managed, and no changes were necessary.

Computer systems are critical to control and management decision-making.

Our existing systems were totally inadequate to manage our business. We have nearly completed implementing our new computer systems.

The number of transactions associated with our dramatically increased customer base quickly overwhelmed PCI's existing systems in the Third Quarter of 1997. Although we made some progress in getting new systems on line, we did not progress fast enough to handle the growing number of transactions, or provide adequate information required to make management decisions. After January 1998, Mr. Hodges and Mr. Hall provided the necessary leadership and skills to accelerate system installation. Although we expect PCI's fully integrated system to be completely installed and operating during the Second Quarter, 1998, we have already made significant progress. Our system has helped to improve accounts receivable management, sales forecasting, budget and expense control. We believe that inventory management and sales tracking functions will come on-line in the next two months. We anticipate that a fully integrated system will aid us in better cash management, along with significant improvements in customer service capabilities.

Improved sensitivity to our customer service function is critical.

Outsourcing customer service failed. We are bringing that function in-house.

PCI elected to outsource customer service in the United States, but retained the customer service function in-house in Canada. Outsourcing this critical function and failing to provide appropriate Management attention proved to be a mistake. Order rates, percent of accounts reordering, and credibility with our customers were all at very disappointing levels versus our in-house Canadian experience. Our new Management team has addressed this problem and we intend that all customer service functions will be in-house as of April 1, 1998. We are currently hiring or reassigning personnel and training them to manage all customer service matters.

Brand names must be included in our product line.

The availability of premium cigars is different now than when PCI began its expansion.

We have made arrangements to distribute major brand names.

Only limited quantities of brand name premium cigars were available in 1997, and PCI's size and status did not afford us access to brand name premium cigars when we first expanded our PCI Cigar Program. As our Program grew, so did our credibility with suppliers and the availability of brand names to us increased. We expect that as of mid-April, 1998, PCI will be able to offer our customers and consumers the number one selling premium cigar in the United States, and five of the top ten selling premium cigar brands in the United States - Macanudo(TM), H. Upmann(TM), Partagas(TM), Te-Amo(TM), Don Tomas(TM)(1) (source:
Cigar Insider, 1997 Unit Sales). We believe there is a demand for brand names, and intend to provide our customers and consumers with the best premium cigars at key price points. We are planning a cigar trade-out program replacing slower moving SKU's with more appropriate cigars and price points for each store's consumer base.

  Our Transition. PCI is in a "transition" period where we are implementing the changes described above. Management believes that by making these changes, PCI will significantly improve its ability to generate increased revenue, and to attain and grow profitability.

  Our Focus - Vision, Mission, Strategic Goals. To provide long-term focus, our new Management team has developed the following Vision, Mission, and Strategic Goals for PCI. We intend to implement business plans designed to achieve each of our seven strategic goals.

VISION.

         We intend to be the international leader in marketing premium cigars to the mass markets.

--------------------
(1) Believed to be trademarks of third parties. We have no ownership interest in any of the intellectual property indicated by trademark or service mark symbols in this document.

MISSION.

         We intend to continuously improve our position in the marketing of premium cigars by:

               o Delivering superior customer satisfaction

               o Understanding and meeting our consumer's needs

               o Creating an  environment  that  inspires our employees to reach their full potential

         This will allow us to prosper as a business and provide a reasonable return to our owners...the shareholders.

STRATEGIC GOALS.

         1. During the next three years, PCI intends to increase sales, increase gross margins and improve net margins.

         2. Improve/build PCI brand equity.

         3. Identify and improve three key processes per year for the next three years.

         4. Establish preferred relationships with accounts representing the large majority of our sales within three years.

         5. Establish preferred relationships with suppliers representing the large majority of our cost of goods within three years.

         6. Increase organizational capacity, flexibility and responsiveness by increasing the effectiveness of individuals and teams.

         7. Establish a contingency plan that addresses three key threats each year for the next three years.

Key 1998 Strategies. To achieve PCI's seven strategic goals, we intend to implement the following key strategies during 1998:

During the next three years, PCI intends to increase sales each year, increase the gross margins, and improve net margins.

Increase PCI's direct humidor placements in convenience stores.
Increase the percent of accounts  reordering.
Increase  average order rate.
Implement   sell-through   programs  to  alternative  channels  (grocery,   mass
merchandisers, drug, warehouse clubs).
Reduce the overall freight percentage of net sales.
Reduce the overall packaging materials expense.
Use detailed and accurate sales forecasting to reduce overall operations payroll expense.

Price sell-through gift packs to improve gross margin.
Ensure Canadian subsidiary infrastructure is capable of handling growth. Increase inventory turnover.
Establish  aggressive  receivables  management program.

Improve/build PCI brand equity

Understand and deliver products that meet consumers' needs and wants.
Develop and implement a new PCI logo that projects a memorable, consistent image of quality to the consumer and the customer.
Communicate the PCI Program in consumer and trade advertisements, consumer and trade promotions, special event sponsorship, trade show participation, editorials and web page.

Identify and improve three key processes per year for the next three years.

Establish a system platform to ensure ease of use, timeliness and accuracy of information.
Develop appropriate interaction with our customers that establishes our category leadership.
Process map critical  operations activity to identify  opportunities.

Establish preferred relationships with accounts representing the large majority of our sales within three years.

Increase the contact frequency with key account's decision makers.
Implement single cigar UPC stickers.
Establish a PCI identity with our customers by emphasizing communication and teamwork between the Sales and Customer Service departments.
Increase PCI response level to customer needs.
Increase the quality of category information available for our customers. Enhance PCI's position as an industry leader.
Increase face to face contact with broker representatives.
Improve the flow of critical information.
Ship  orders  on-time  and  complete.

Establish preferred relationships with suppliers representing the large majority of our cost of goods within three years.

Ensure shipping configurations meet supplier requirements.
Utilize computer system to improve inventory management.
Provide suppliers with appropriate lead times and timely payment.

Increase organizational capacity, flexibility and responsiveness by increasing the effectiveness of individuals and teams.

Use cross-functional  teams with empowered members.
Improve individual and team skills via training and/or seminars
Establish clearly understood policies, procedures and job descriptions. Implement competitive compensation strategy.

Establish a contingency plan that addresses three key threats each year for the next three years.

Increase informational resources and build relationships in the industry. Use proactive approach to managing investor expectations.
Use the mutual resources of the industry to address issues.

   Management Changes. As a response to perceived needs for different management skills, virtually all of PCI's Management team, except purchasing and operations managers, has changed since completion of our initial public offering in September, 1997. Changes include:

   o John E. Greenwell was hired as PCI's President and Chief Operating Officer on December 15, 1997; he became PCI's Chief Executive Officer on March 1, 1998.

   o  Colin  A.  Jones,   Director,   was   terminated  as  Vice   President  of
      International Sales on January 16, 1998.

   o R. Allen Vaughan, hired as Vice President of Corporate Planning and Investor Relations on October 1, 1997, left PCI on January 23, 1998.

   o David E. Hodges, Director, replaced Karissa B. Nisted as Chief Financial Officer on January 31, 1998, and became Treasurer on March 4, 1998.

   o Brendan McGuinness was hired as a sales consultant on February 1, 1998 and on March 13, 1998 began serving as Acting Vice President of Sales.

   o  Ms. Nisted left PCI on February 3, 1998.

   o  Stanley R. Hall was employed as Controller on February 7, 1998.

   o Steven A. Lambrecht, Director, stepped down as President on December 15, 1997 and was terminated as Chief Executive Officer on March 1, 1998.

   o Greg P. Lambrecht, Director, was terminated as Vice President of National Sales on March 2, 1998, and as Secretary and Treasurer on March 4, 1998.

   o  Mr. Hodges  resigned from each of his capacities as a Director and officer
      on  March  24,  1998.   Mr.  Hall  assumed   PCI's   financial   reporting
      responsibilities on that date.

   Components of the PCI Cigar Program. We compete by marketing our PCI Cigar Program as a total package of service, convenience and quality. Our cigars represent an excellent value as high quality products at competitive prices and in convenient locations. Our complete PCI Cigar Program includes:

   o  quality premium and mass-market cigars at key price points;
   o  imported,  hand-rolled  short,  medium and long-leaf filler premium cigars
      from  the  Dominican  Republic,   Honduras,   Nicaragua,  Mexico  and  the
      Philippines;
   o  domestic machine-made mass market cigars;
   o  in-store, countertop and free-standing, custom made wood humidors;
   o  training materials and sales support to individual stores;
   o  point-of-purchase information cards and cigar magazine racks;
   o  customer service telephone contact for sales and store support;
   o  large, "walk-in" humidors for distribution center cigar inventory storage;
   o spokesman relationship with Arie Luyendyk, the recent winner of the Indianapolis 500; and
   o  merchandising   arrangements  with  leading  cigar  publications  such  as
      Smoke(TM) and Cigar Aficionado(TM).

   Our Customers. We sell virtually all of our cigars through convenience stores, including stores affiliated with The Southland Corporation and Southland Canada, Inc. which do business as 7-Eleven(TM). We also sell through convenience stores affiliated with Circle K(TM), Mobil(TM), AM/PM(TM), Petro Canada(TM), Mac's(TM) and stores supplied by the McLane Company. We had placed our PCI Cigar Program in over 6,000 directly-serviced stores in the U.S. and Canada as of December 31, 1997.

   Our Largest Customer. Corporate and franchise stores affiliated with Southland USA and Southland Canada (7-Eleven) accounted for over 82% of our sales in the period ended March 31, 1997. We have expanded our customer base, but sales to 7-Eleven stores still accounted for approximately 73% of our sales for the nine-month period ended
December 31, 1997. We expect that sales to 7-Eleven stores will continue to account for a substantial percentage of our sales.

   PCI, Southland USA, or any U.S. franchisee have the right to terminate our agreement for any reason upon 60 days notice. Southland Canada can terminate its arrangement with us at any time without notice. Problems with 7-Eleven stores, our major customer in Canada and the United States, would have a material, adverse impact on our business. A substantial reduction in our 7-Eleven business could result in diminished revenues for several quarters or more as we attempt to replace that business.

   Canadian Sales. CAN-AM, our wholly-owned subsidiary, is believed to be the first company to market premium cigars sold via in-store humidors to a major Canadian national convenience store chain. The first major presentation of what is now the PCI Cigar Program was to Southland Canada (7-Eleven). An initial test that began in June, 1996 was conducted in 45 stores in Vancouver, B.C. and 15 stores in Edmonton, Alberta, with a possibility of expansion in 60 days if the test market was successful. After three weeks, the premium cigar program was so successful that 7-Eleven began a national program, and the PCI Cigar Program is currently in virtually all of 7-Eleven's Canadian stores.

   CAN-AM secured a strong foothold in the convenience industry with 7-Eleven stores, and is pursuing expansion through chains such as Petro-Canada, Mac's, TRA, PRIDA, as well as other independent retail outlets. Through December 31, 1997, CAN-AM had secured retail outlets in the Canadian provinces of British Columbia, Alberta, Saskatchewan, Manitoba, Ontario, Nova Scotia, Prince Edward Island and New Brunswick. With a warehouse near Vancouver B.C., a national distribution system and an in-house Customer Service Department, current CAN-AM revenue in the nine-month period ended December 31, 1997 was approximately US $1,317,688.

   U.S. Sales. As of December 31, 1997 our United States operations distribute to stores in 42 states and the District of Columbia as follows:

Alabama             Illinois             Missouri                 Pennsylvania
Alaska              Indiana              Nebraska                 Rhode Island
Arizona             Iowa                 Nevada                   Texas
Arkansas            Kansas               New Hampshire            Utah
California          Louisiana            New Jersey               Virginia
Colorado            Maine                New Mexico               Washington
Connecticut         Maryland             New York                 West Virginia
Delaware            Massachusetts        North Carolina           Wisconsin
Florida             Michigan             Ohio                     Virginia
Georgia             Minnesota            Oklahoma
Idaho               Mississippi          Oregon

   PCI U.S. revenue for the nine-month period ended December 31, 1997 was $2,044,587. Our U.S. accounts include nationally-recognized accounts such as 7-Eleven(TM); Circle K(TM); Mobil(TM); AM/PM(TM) and stores supplied by the McLane Company. Other than 7-Eleven, which represents approximately 62% of our total U.S. sales, no other individual customer represents more than 17% of our U.S. sales.

   Direct and Third-Party Distribution. To effectively market and distribute premium cigars and in-store humidors, we primarily distribute directly to national convenience store chains, and to a smaller degree through independent national, regional and local distributors. Direct sales accounted for approximately 90% of our total sales and third-party distribution accounted for 10% of our total sales for the nine-month period ended December 31, 1997.

   Customer Service. The ongoing success of our "full-service" PCI Cigar Program depends, in part, upon a strong customer service department. Our goal is to be a working partner with each of our customers, both at an individual store level, and at the headquarters level. Our customer service representatives will use databases to analyze store volume, price points, cigar selection, provide counsel relative to proper humidification, maintenance, merchandising, humidor placement and reorders.

   We have been very successful in Canada with an in-house customer service department; however, our U.S. test of out-sourcing this function was below Management's expectations. Although it is an investment in staff, equipment, training, systems, office space and supervision, Management believes the investment is justified, and we will be bringing all customer service in-house as of April 1, 1998.

   Humidors. We provide, and retain ownership of, all countertop and free-standing cigar humidors shipped to retail outlets. Our humidors provide an attractive product display and increased counter space available for PCI's products. A magazine rack can be attached that can be used to display and sell cigar-related magazines such as Smoke(TM) and Cigar Aficionado(TM). The celebrity covers used by such magazines, when displayed in the magazine rack, provide high impact, point of purchase signage. Each PCI in-store humidor is a sealed case or box that displays premium cigars in an optimal environment of humidity. Our standard in-store humidors come in three sizes that can store and display 75, 125 or 200 cigars.

   We currently have two suppliers of humidors which are based in Arizona and Canada, and our largest supplier has been The Wildwood Collection of Tempe, Arizona. Although we have specially designed our humidors to meet our business needs, we believe any reputable cabinet making company could meet our production specifications and requirements. For this reason, we do not believe we are dependent upon a single humidor supplier.

   Our Cigars. We sell name-brand and our own private-label cigars from our humidors, typically retailing from $1 to $8. We also distribute a line of cigar-related accessories as a service to our customers, although revenue is very minor in relation to cigar sales. During our initial start-up phase, we were distributing as many as 60 different cigar products from more than a dozen different brands. We have subsequently reduced our product offerings to approximately 35-40 cigar products to optimize our product quality and mix, to more efficiently manage our inventory and to focus our efforts on our best-selling and most profitable products. A smaller product line also makes it easier for individual store personnel to become familiar with, and knowledgeably recommend, our cigars and accessories.

   Premium Cigars. Our premium cigars are generally hand-rolled and sell at retail price points above $1.00/cigar. Through the PCI Cigar Program we distribute primarily large premium cigars with long-filler, long/medium, and medium/short filler tobacco and high quality, natural leaf wrappers and binders. In order to make hand-made cigars, binder tobacco is hand-wrapped around filler to create the "bunch" which is placed into a mold. Then, "wrapper" tobacco is hand-wrapped around the bunch, creating a premium cigar.

   Mass Market Cigars. Mass market cigars are machine-made and generally have a retail price point of approximately $1.00/cigar or less. Mass market cigars use less expensive tobacco than premium cigars. Manufacturers use a variety of techniques and grades of tobacco to produce mass market cigars that sell at PCI's low price points. Mass market cigars include large cigars (weighing more than three pounds/1,000 cigars) and smaller, natural leaf cigars (weighing less than three pounds/1,000 cigars).

   Other Products Sold from Humidors. From time to time, we may take advantage of opportunities to sell other products from our humidors which are compatible with, or conducive to, cigar sales. For example, we currently have joint merchandising agreements with leading cigar publications such as Smoke(TM) and Cigar Aficionado(TM). These programs encourage the display of the magazines from integrated magazine racks on some of our humidors. PCI receives advertising and editorial support as well as the category-building power of the magazines while the magazines enjoy the exposure and visibility of the association with our humidors. We also have distribution arrangements with other cigar-related accessories such as cutters, lighters and breath fresheners, such as Cigar Gone(TM). We may elect to continue or discontinue offering these products in the future and revenue from non-cigar product sales is not significant in comparison to revenue from cigar sales.

   Price Point Supplies. Our PCI Cigar Program currently provides each customer with a number of cigars at each price point established between PCI and the specific store or distributor. This strategy allows us to substitute various premium cigar brands in each price group, depending upon supplies available from time to time. Our typical humidor displays premium cigars in three or five different price point SKUs. In addition, we maintain large custom-designed display case humidors with eight SKUs for selected customers and high-volume retail locations.

   Cigar Trade-Out Program. The relationship we have with our customers is very important to us and we have a policy to contact each store to provide an optimum selection of fresh, humidified premium cigars at appropriate price points for that store's consumer base. We endeavor to work with personnel from each store to maintain proper humidity and placement of our humidor and cigars. Historically, we have had few returns. Nevertheless, a recent analysis of retail outlets with substandard sales performance indicated opportunities to improve product mix. These opportunities were primarily in the stores serviced by out-sourced customer service, which were not receiving the attention necessary to insure an optimal program. As a reflection of our commitment to our customers to provide them with the optimum program, we are offering to trade out slower moving store inventory and replace it with an improved product mix. The estimated cost of this trade-out program is included in the cost of sales for the nine months ended December 31, 1997. The trade-out program will be available for each of the outlets we service.

   Competition. PCI competes with a smaller number of primarily regional distributors, including Southern Wine and Spirits, Specialty Cigars, Inc., Cohabico, Old Scottsdale Cigar Company, Inc. and other small tobacco distributors and jobbers that service convenience stores.

   The cigar industry is dominated by a small number of companies which are well known to the public. To our knowledge, these cigar manufacturing and wholesale companies, have not yet entered the retail convenience store distribution market. These companies include 800 JR Cigar Company, Inc., Consolidated Cigar Company, Culbro Corporation, General Cigar Company, Swisher, Caribbean Cigar Company, US Tobacco and others. These companies may enter the retail convenience store distribution market in the future and may currently indirectly compete with us, for example, through operating retail warehouse outlets or mail-order retail distribution centers. Also, a number of large distribution companies, such as McLane Company and Core~Mark, who are currently in the convenience outlet distribution business, but who have not entered the cigar distribution business, may do so in the future. These cigar manufacturing and wholesale companies have larger resources than PCI and would, if they enter the cigar distribution market, constitute formidable competition for our business. However, the McLane Company is a current third-party distributor utilizing the PCI Cigar Program.

   Decreasing Dependence on Principal Suppliers. We do not directly manufacture or import any cigars, and depend entirely on third party manufacturers, suppliers and importers for our cigars. Typically, we do not have supply agreements, but submit purchase orders for cigars. We currently purchase cigars from over 20 suppliers.

   We have decreased our dependence on any one supplier since the quarter ended June 30, 1997, for which we previously reported that two suppliers accounted for approximately 75% of our total cigar purchases. For the nine-month period ended December 31, 1997 our largest supplier, Latin Partners, accounted for approximately 22% of our total U.S. cigar purchases. Our second largest supplier, Caribbean Cigar Company, accounted for approximately 20% of our total U.S. purchases and our purchases from Caribbean have currently decreased to less than 15% of our U.S. supply. House of Horvath accounted for approximately 77% of total Canadian cigar purchases for the nine months December 31, 1997, but our dependence on House of Horvath is expected to decrease significantly in the next few months as we shift a portion of our purchases to other suppliers to enhance our competitive pricing position. Apart from the named suppliers, no other supplier accounts for more than 12% of our overall U.S. cigar purchases.

   We have executed supply contracts with a few minor suppliers, but with none of our major suppliers. We are currently negotiating with manufacturers in the Dominican Republic and elsewhere to secure multiple sources of cigars. We believe that we could quickly replace our main suppliers with alternative sources at comparable prices and terms and a disruption in the supply of cigars from our principal suppliers would not have a significant adverse impact on our operations.

   Cigar Supply Generally. We primarily sell moderately-priced cigars which are hand-rolled or machine-made from tobacco aged six months to two years. At the present time, we believe there is an adequate supply of tobacco available in a number of countries for these types of cigars. However, we also sell a limited number of higher priced premium cigars which require higher quality, longer-aged cigar tobacco. Our ability to acquire these cigars in the future may be constrained by a shortage of premium cigars made with longer-aged cigar tobacco. At times, producers have suspended shipping certain brands of cigars when excessive demand results in a shortage of properly aged and blended tobacco. Accordingly, increases in demand may adversely affect our ability to acquire higher priced premium cigars.

   We purchase cigars which are manufactured by suppliers outside the United States. The price and availability of these cigars are subject to numerous factors out of our control, including weather conditions, foreign government policies, potential trade restrictions, social, political and economic conditions and the overall demand for cigars. While we have expanded our base of suppliers, we have no significant written agreements with suppliers, only ongoing relationships. Loss of these relationships may make it difficult for us to replace sources of cigars of the same quality, price and quantities. We cannot assure that our current suppliers of cigars will be able to supply us with sufficient quantities or at reasonable prices.

   Intellectual Property Rights. PCI has obtained Arizona state trademark registrations from the Arizona Secretary of State's office for the trademarks PREMIUM CIGARS INTERNATIONAL and PCI. These registrations provide trademark protection only within the borders of the State of Arizona.

   PCI does not currently own any United States federal trademark registrations. We have filed trademark applications in the United States Patent and Trademark Office for the trademarks on some of our in-house, private label brands. We are already using these marks in interstate commerce. In addition, we recently filed a federal trademark application with the United States Patent and Trademark Office to register the trademark PREMIUM CIGARS INTERNATIONAL. We have researched and are developing other trademarks and tradenames, and intend to file additional applications when appropriate. The Company currently owns no patents.

Government Regulation

   General. The tobacco industry in general has been subject to regulation by federal, state and local governments, and recent trends have been toward increased regulation. Although regulation initially focused on cigarette manufacturers, it has begun to have a broader impact on the tobacco industry as a whole. Regulation may focus more directly on cigars in the future because of the recent increase in popularity of cigars. Current regulations include labeling requirements, limitations on advertising and prohibition of sales to minors, and laws restricting smoking from public places including offices, office buildings, restaurants and other eating establishments. In addition, cigars have been subject to substantial excise taxation at the federal and state levels, as well as substantial taxation in foreign jurisdictions, such as Canada, and those taxes may increase in the future. Recently, several states have enacted increases in cigar tobacco taxes. Future regulations and tax policies may have a material adverse effect upon the ability of cigar companies, including PCI, to generate revenue and profits.

   Taxes. In recent years, federal and state governments have proposed and implemented increases in cigarette excise taxes. The "balanced budget" legislation signed into law by President Clinton on August 5, 1997 increases federal excise taxes on each pack of cigarettes by 10(cent) in 2000 and an additional 5(cent) in 2002. These particular increases do not, but other future increases may, apply to cigars. Each Canadian province in which CAN-AM is operating has approved CAN-AM to collect provincial taxes. The tax rates vary from province to province, but range from 45% to 95%.

   Tax Filing Compliance Issues. During 1997, PCI registered with appropriate taxing authorities and paid taxes due in Arizona, Washington and in the Canadian provinces where PCI began doing business. However, PCI failed to register with taxing authorities and pay taxes due on a timely basis in a number of states where PCI began doing business as a result of its aggressive roll-out schedule.

   In March 1998, the State of New York asked PCI to suspend shipments of cigars to that state until the proper tax applications had been processed and taxes, penalties and interest had been paid. PCI has complied with New York's request and has now paid all taxes, penalties and interest due. PCI was subsequently approved to resume shipments to New York retail accounts. Management does not consider this brief shipment interruption to be material to its operations. Other states have not yet, but may, in the future, request temporary suspension of shipments to their states until PCI is in full compliance with tobacco tax and other tax requirements. The impact of possible suspensions is not currently known, but we are currently taking steps to comply with all tax jurisdictions in which it does business. Severe action by one or more states could adversely impact our operations.

   Health Regulations. Together with changing public attitudes toward smoking, the trend is toward increasing health regulation of the tobacco industry. Although a variety of bills relating to tobacco issues have been introduced in the United States Congress, only one bill relating to a minimum age of 18 years for the sale of tobacco products has passed to date. Future enactment of the other bills may have an adverse effect on the sales or operations of PCI. Litigation is still pending by Philip Morris and five other representatives of the tobacco manufacturing and distribution industries against the U.S.
Environmental Protection Agency (the "EPA") is still pending to determine whether the EPA has statutory authority to regulate environmental tobacco smoke. A federal trial court recently ruled that the U.S. Food and Drug Administration (the "FDA") has authority to regulate tobacco products under the Federal Food, Drug and Cosmetic Act, but ultimate resolution of the litigation is still pending. The tobacco industry is challenging proposed regulations by the federal Occupational Safety and Health Administration (OHSA) that seeks to eliminate nonsmoker exposure to environmental tobacco smoke in the workplace. The ultimate effect that these regulation efforts may have on PCI's operations is uncertain.

   State Regulation. In addition, the majority of states restrict or prohibit smoking in certain public places and restrict the sale of tobacco products to minors. Local legislative and regulatory bodies have also increasingly moved to curtail smoking by prohibiting smoking in certain buildings or areas or by requiring designated "smoking" areas. In a few states, legislation has been introduced, but has not passed, which would require all little cigars sold in those states to be "fire-safe" little cigars, i.e., cigars which extinguish themselves if not continuously smoked. Passage of similar restrictions or regulations could adversely affect our sales or operations. Massachusetts lawmakers have introduced several bills to require warning labels on cigars, but none has yet passed. On June 16, 1997, Texas passed a law which prohibits offering cigarettes or tobacco products (including cigars) in a manner that permits a customer direct access to the products, but the law specifically does not apply to "that part of a business that is a humidor or other enclosure designed to store cigars in a climate-controlled environment."

   Warning Labels. Although federal law has required health warnings on cigarettes since 1965 and on smokeless tobacco since 1986, there is no federal law requiring that cigars carry such warnings. During 1988, 26 manufacturers of tobacco products, including the largest mass-marketers of cigars, entered into a settlement of legal proceedings filed against them pursuant to California's Proposition 65. Under the terms of the settlement, the defendants agreed to label retail packages or containers of cigars, pipe tobaccos and other smoking tobaccos other than cigarettes manufactured or imported for sale in California with the following specified warning label: "This Product Contains/Produces Chemicals Known To The State of California To Cause Cancer, And Birth Defects or Other Reproductive Harm." Because it is not practical for national cigar manufacturers to confine their warning labels to cigars earmarked for sale in California, most packaged mass market cigars manufactured in the United States carry cancer warning labels.

   Canadian Regulations. The Canadian Tobacco Act of 1997 was enacted to protect the health of Canadians, especially young people. The new tobacco legislation affects all persons who promote or sell tobacco products. The Act prohibits the sale to persons under 18 years of age, restricts access to tobacco products through self-service displays and vending machines, direct mail and regulates advertising and promotions.

   Tobacco Industry Litigation. Litigation, including class actions, is pending against leading United States cigarette manufacturers seeking compensatory and, in some cases, punitive damages for cancer and other health effects alleged to have resulted from cigarette smoking. We carry general commercial liability insurance with an aggregate limit of $10,000,000. However, we cannot assure you that we will not be subject to liability which is not covered beyond the limits of our general liability insurance coverage, and which may have a material adverse effect upon our business.

   Proposed Settlement with States. Several states have sued tobacco companies seeking to recover the monetary benefits paid under Medicaid to treat residents allegedly suffering from tobacco-related illnesses. On June 20, 1997 the Attorneys General of 40 States and the major U.S. cigarette tobacco companies announced a proposed settlement of the litigation, which, if approved by the United States Congress, would require significant changes in the way U.S. cigarette and tobacco companies do business. The final form of the settlement and the potential impact, if any, on the cigar industry is uncertain, as the settlement continues to be the subject of ongoing political debate. Until the multi-state settlement is reached, the individual state actions against the tobacco companies will continue.

   FTC Regulations. The Federal Trade Commission ("FTC") recently issued an order requiring the five largest cigar manufacturers (Swisher International Group, Inc., Consolidated Cigar Co., General Cigar Co., Havatampa, Inc. and John Middleton, Inc.) to report annual sales figures and advertising and marketing expenses. Such reporting would include promotional expenses, such as expenditures related to product placement in motion pictures. Cigarette and smokeless tobacco manufacturers are already required to report similar information. The FTC is also contemplating requiring cigar ads to include the same health warning as cigarette adds. Approximately 90% of all U.S. cigars, and primarily mass-market cigars, already carry such a warning label.

   National Cancer Institute Report. The National Cancer Institute is expected to release a report sometime this spring which focuses on the health dangers related to cigar smoking. The American Lung Association has reported that cigar smokers are 34% more likely to get lung cancer than nonsmokers, and have a four to ten times higher incidence of cancer of the mouth, larynx and esophagus. In addition, secondhand cigar smoke is thought to be even more toxic than secondhand cigarette smoke. It remains to be seen what effect, if any, the FTC order and the National Cancer Institute report will have on the cigar industry or on the Company's operations.

   Research and Development; Environmental Compliance. We have not consistently incurred substantial research and development costs associated with our products. Historically, PCI has acquired cigars and accessory product lines from its suppliers and contract manufacturers and has typically allowed the suppliers and manufacturers to incur the costs of product research and development. PCI's research and development expense was insignificant in 1997. Our policy is to not warehouse or handle in our facilities any products that require Material Safety Data Sheet ("MSDS") reporting and compliance. Currently, the costs and effects of environmental compliance do not have a material effect on our financial condition or operations.

   Employees. As of December 31, 1997, we had 39 employees in the U.S. and Canada, of which 37 were employed full-time. None of our employees are represented by a labor union and we believe that employee relations are good.


Item 2 - Description of Property
--------------------------------

   We sublease, from an independent third party, approximately 8,500 square feet for our corporate offices, warehouse, humidor storage and distribution facilities located in the Scottsdale Airpark area of Scottsdale, Arizona. Our sublease agreement expires on May 31, 1999. The annual rent for the first year (June 1997 through May 1998) is approximately $83,571 and the annual rent for the second year (June 1998 through May 1999) is approximately $85,609. We will be moving out of this facility in late April of 1998 to a larger facility described below. We are in the process of formalizing a verbal understanding with our current sublessor to release us from the remainder of the sublease when we move to our new facility.

   Because we have outgrown our current facilities, we entered into a new building lease on February 25, 1998 for approximately 20,434 square feet of office and warehouse space at 15849 North 77th Street, Scottsdale, Arizona 85260. The new leased facilities are less than one mile from our current facilities. We plan to move our operations to the new facilities in late April of 1998. The new lease expires on April 30, 2003. The monthly rent for the first three years (May 1998 through April 2001) is $18,000 and the monthly rent for years four and five (May 2001 through April 2003) is $19,000. PCI is also responsible for common area maintenance, taxes and certain other incidental costs.

   PCI also leases, from an independent third party, approximately 3,064 square feet of office and warehouse space in Burnaby, British Columbia (a suburb of Vancouver) for CAN-AM's Canadian operations. The lease expires July 14, 2000 and the rent is approximately U.S. $1,190, $1,373 and $1,556 per month for the first, second and third years of the lease, respectively.

Item 3 - Legal Proceedings
--------------------------

   PCI is not a party to any pending lawsuits. PCI may become a defendant, however, in an automobile accident injury claim in which PCI's insurer has disputed coverage. See "Management's Discussion and Analysis or Plan of Operation."

Item 4 - Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

None

                                     PART II


Item 5 - Market for Common Equity and Related Stockholder Matters
-----------------------------------------------------------------

   (a)   Market for Common Equity.

   PCI's common stock under the registered name of Premium Cigars International, Ltd. is traded on the NASDAQ SmallCap Market(sm) "PCIG" and on the Boston Stock Exchange "PCI."

   Set forth below are the high and low closing prices for PCI's common stock as reported on either the NASDAQ SmallCap Market(sm) or The Boston Stock Exchange for the quarters ended September 30, 1997 and December 31, 1997:

Quarter                           High                   Low
-------                           ----                   ---

September 30, 1997              $ 5.8125               $ 4.3750

December 31, 1997               $ 5.5625               $ 2.0000

   As of December 31, 1997, there were approximately 30 holders of record of PCI's common shares, not including those shares held in brokerage accounts.

   PCI has never declared or paid a cash dividend on its shares. Our Board of Directors will determine whether to pay cash dividends based upon results of operations, cash flows, financial condition and liquidity. However, at present, PCI intends to retain any earnings to fund the development and growth of its business and does not anticipate paying any cash dividends in the foreseeable future.

   (b) Use of Proceeds.

   PCI provides the following information in accordance with Item 701(f) of Regulation S-B:

   1. Our Registration Statement on Form SB-2 (File No. 333-29985) was declared effective on August 21, 1997.

   2.       The offering commenced on August 21, 1997.

   3.       The offering did not terminate before any securities were sold.

   4(i). On August 29, 1997, PCI closed the sale of 1,900,000 shares of its common stock to W.B. McKee Securities, Inc., the Underwriters' Representative

            (the "main offering"). On September 24, 1997, W.B. McKee Securities, Inc. purchased 88,592 of the 285,000 shares available for the over-allotment option provided for in the Company's Underwriting Agreement (the "over-allotment offering"). See "Underwriting" section of PCI's Registration Statement on Form SB-2 and Item 5 herein. The over-allotment option on the remaining 196,408 shares of common stock expired on September 29, 1997. Therefore, the main offering terminated on August 29, 1997, after the sale of all of the securities registered; the over-allotment offering terminated on September 29, 1997, with 196,408 registered shares unsold.

   4(ii). W.B. McKee Securities, Inc. served as the managing underwriter for the offering.

   4(iii). PCI registered common stock, no par value, in this Registration Statement on Form SB-2.

   4(iv). PCI registered 2,185,000 shares of common stock, no par value, in its Registration Statement on Form SB-2, for an aggregate offering price of $11,471,250. These figures include the full over-allotment of 285,000 shares; however, as stated above, only 88,592 over-allotment shares were purchased by the Underwriters'
            Representative. Accordingly, PCI has sold 1,988,592 shares at an aggregate offering price of $10,440,108.

   4(v). The amount of expenses incurred through December 31, 1997 in connection with the issuance and distribution of the securities registered was $2,309,444. This amount is made up of $1,044,011 in underwriter's discounts and commissions, $313,203 in underwriter's non-accountable expenses, and $952,230 in other expenses, including consulting fees of $108,662 to David S. Hodges ($92,245 of which was paid in 1997 and $16,417 was accrued in 1997 for amounts paid in
            1998) and consulting fees of $10,000 to director William L. Anthony.

   4(vi). The net offering proceeds after deducting the above expenses were $8,130,664.

   4(vii). From the effective date of PCI's Registration Statement, August 21, 1997 to December 31, 1997, the net offering proceeds were applied as follows: $1,200,000 to repayment of debt, $478,753 to purchase humidors, $1,572,276 to purchase inventory, $731,977 for sales and marketing and $4,147,658 in temporary investments and other net working capital.

   4(viii). In addition, net offering proceeds were applied to the following items, which represent a material change from the use of proceeds described in the Prospectus dated August 21, 1997:

            Raises to Certain Founders and Other Key Employees. Effective October 1, 1997, certain founders and other key employees received raises in the range of 17% to

            40% which, in the aggregate, totalled $150,000 on an annualized basis. The independent directors approved these raises based upon management's recommendation that the raises be funded from cash generated from operations. Management implemented the raises using offering proceeds prior to the availability of operating proceeds. Subsequently, an independent study performed for PCI in conjunction with its analysis of incentive compensation alternatives supports that the majority of the resulting salary levels were within the market value base compensation ranges for qualified individuals in these positions. See "Certain Relationships and Related Transactions
            - Raises to Certain Founders and Other Key Employees."

            Payout of Management Fees. On or about November 3, 1997, PCI paid each of Colin A. Jones and Greg P. Lambrecht $80,000, for a total of $160,000, as lump sum payments of their management fees, which became due under their Employment Agreements as a result of PCI's receipt of financing from its initial public offering. See "Certain Relationships and Related Transactions -Payout of Management Fees to Greg Lambrecht and Colin Jones."

            Severance Compensation and Settlement Payments. On March 3, 1998, PCI entered into settlement agreements with each of Messrs. Jones, Greg Lambrecht and Steve Lambrecht acknowledging the termination of their employment relationships with PCI. PCI paid each individual:
            (a) a lump sum payment of $40,000; and (b) severance compensation of $63,000 and other benefits payable over nine months under his individual Employment Agreement. In exchange for the lump sum payment, each individual: (x) agreed to extend his non-compete clause for six months, for a total of 18 months; and (y) released PCI from all claims relating to his Employment Agreement and employment with PCI. See "Certain Relationships and Related Transactions - Settlement of Compensation Disputes with Founders". On February 18, 1998, PCI and Karissa B. Nisted executed a severance agreement confirming that PCI will pay her $40,000 in severance compensation over six months according to the terms of her Employment Agreement and in exchange for a limited release. The aggregate total of these settlement and severance payments is $353,320.


Item 6 - Management's Discussion and Analysis or Plan of Operation
------------------------------------------------------------------

         You must read the following discussion of the results of the operations and financial conditional of PCI in conjunction with PCI's consolidated financial statements, including the notes included elsewhere in this 10-KSB filing. Historical results are not necessarily an indication of trends in operating results for any future period. The consolidated financial statements present the accounts of PCI and its wholly-owned subsidiary, CAN-AM, as well as the predecessor cigar sales activity of J&M and Rose Hearts. All significant intercompany balances and transactions were eliminated in consolidation.

         Results of Operation. The following table sets forth a summary of PCI's consolidated statements of operations for the nine months ending December 31, 1997, and for the period from the date of inception, June 1, 1996 through March 31, 1997:

                                                          For the Ten Month
                              For the Nine Month      Period From Inception
                                   Period Ending       June 1, 1996 Through
                               December 31, 1997             March 31, 1997
                               -----------------             --------------

Net Sales                             $3,362,275                   $845,571
Cost of Sales                          2,798,672                    643,790
                                       ---------                    -------
Gross Profit                            $563,603                   $201,781

S,G & A                               $2,273,725                   $323,776
Stock Based
Compensation                             110,000                    207,625
                                         -------                     ------
Loss From Operations                 ($1,820,122)                 ($329,620)

Other Income (Expense)                   $59,739                   ($21,522)
                                          ------                    -------

Net Loss                             ($1,760,383)                 ($351,142)
                                      ==========                   ========
Loss Per Share                             ($.82)                     ($.24)
                                            ====                       ====
Weighted Average
Number of Shares
Outstanding                            2,156,076                  1,480,500

For The Nine Month Period Ending December 31, 1997

   Sales. Sales of cigars and related items for the nine month period ending December 31, 1997 were $3,362,275. The following table summarizes Quarterly results. Fourth Quarter 1997 Net Sales were $1,361,779, flat versus the prior period.

                       Quarters (Unaudited Results)               9 Months
                  2nd Quarter  3rd Quarter  4th Quarter     Ending Dec. 31, 1997
                  -----------  -----------  -----------     --------------------

    Net Sales      $628,180    $1,372,316   $1,361,779           $3,362,275


   Despite a 42% increase in the number of directly serviced humidor placements at retail (Dec. 31 vs. Sept. 30), Fourth Quarter revenue results were disappointing. Revenue per store declined because of internal problems in insuring adequate call frequency to all of our accounts, along with Management's lack of appropriate attention to the customer service function. Revenue per store presented mixed results, with some stores indicating strong reorder rates while others were very disappointing. This problem extended into the First Quarter, 1998. The call frequency and Management attention issues have been addressed via bringing the customer service function in-house as of April 1, 1998. Unfortunately, PCI missed many October to March sales opportunities. Customer service training and staffing are in progress, and for April 1, 1998 changeover will be met.

   In addition to bringing customer service in-house, we believe that implementing the 1998 Strategies outlined earlier (See Item 1 under "Strategic Goals") will enable us to return to revenue growth. Management believes that a combination of increased humidor placements, the pursuit of sell-through programs designed to meet the needs of grocery, mass merchandisers, drug, and warehouse clubs, leveraged with an effective customer service department, represent significant opportunities to increase revenues.

   Gross Margins. Gross margin for the nine month period ending December 31, 1997 was 17%. The following table summarizes Quarterly results, and reflects a Fourth Quarter gross margin of 5%. Several factors affected the margin: (1) Fourth Quarter cost of sales was increased by a one-time charge of $110,000 for the estimated cost of the Cigar Trade-out Program, discussed under Item I, to ensure our customers the optimum product selection and once executed, this investment should result in higher revenue as store SKU's better match consumer wants; (2) a $60,000 inventory write down to provide for damaged, unsalable product received from a vendor we no longer do business with; (3) PCI's Canadian subsidiary, which has a lower gross margin than the U.S., represented a greater percentage of sales in the Fourth Quarter than the prior quarter; (4) accrual of tobacco taxes that were associated with prior quarters as discussed under Item 1
- "Tax Filing Compliance Issues"; and (5) increased warehousing and shipping overhead in anticipation of higher sales volume.

                      Quarters (Unaudited Results)                9 Months
                  2nd Quarter  3rd Quarter  4th Quarter     Ending Dec. 31, 1997
                  -----------  -----------  -----------     --------------------

  Gross Margin        19%          26%          5%                   17%


   As discussed earlier in Item 1 under "Strategic Goals", PCI's new Management has identified and is pursuing opportunities to improve gross margins. With higher margin sell-through programs, more efficient shipping, and continuing improvements in our Canadian subsidiary's gross margin, Management fully expects to see margin improvement beginning in the Second Half of 1998.

   Selling, General & Administrative. The S, G & A expense for the nine month period ending December 31, 1997 was $2,273,725. The following table summarizes Quarterly results, and reflects an increase versus the prior period.

                    Quarters (Unaudited Results)                  9 Months
               2nd Quarter  3rd Quarter  4th Quarter        Ending Dec. 31, 1997
               -----------  -----------  -----------        --------------------

  S, G & A      $309,199     $814,846    $1,149,680              $2,273,725

   S, G & A costs were disproportionately high in relation to sales because an infrastructure (people, offices, equipment, etc.) has been created that is necessary to generate future revenue and manage operations; unfortunately, issues discussed earlier have negatively impacted revenue growth. The Fourth Quarter also reflects several one-time expenses necessary in order to build a sound company. An accrual of $76,000 was established to offset anticipated collection of doubtful accounts; $10,252 was expensed to adjust depreciation write-off for computers in order to reflect a more reasonable useful life; $18,640 in expenses incurred related to moving to a new facility; $41,640 in estimated fees, penalties/interest on tobacco taxes that have not been filed (See Item 1 under "Tax Filing Compliance Issues").

   PCI anticipates taking a one-time restructuring charge during First Quarter 1998 in order to reflect additional one-time expenses (severance packages for previous Management, relocation of our offices, and moving customer service department functions in-house). These expenses will be reflected in S, G & A. S, G & A should begin to decrease as a percent of sales in the Second Quarter, 1998 as revenues are anticipated to regain momentum.

   Stock Based Compensation. During the Second Quarter, 1997, certain employees purchased Common Stock at a price per share that has been determined to have market value in excess of the amount paid by the employees. Additional compensation was recorded in the amount of $110,000.

   Other Income/(Expenses). Other Income/(Expense) for the Nine Month Period Ending December 31, 1997 was a total of $59,739. This income was made up of $113,131 in interest income, $44,272 in interest expense, $10,038 in foreign currency transaction losses, and $918 in miscellaneous income.

Ten Month Period From Date of Inception (June 1, 1996) through March 31, 1997

   Sales. Sales of cigar and cigar accessories for the ten month period ended March 31, 1997 were $845,571.

   Cost of Sales. Cost of Sales for the period from the date of inception, June 1, 1996 through March 31, 1997 was $643,790, with a gross profit of approximately 24%. Gross profit for the ten month period ended March 31, 1997 was low due to the lack of volume purchasing bargaining power during the initial startup phase.

   Selling, General and Administrative Expenses. Selling, general and administrative expenses for the period from the date of inception (June 1, 1996) through March 31, 1997, were $323,776, or 38.3% of sales. These costs were disproportionately high during the initial 10 months of operations in relation to sales due to the addition of personnel to establish market positions with various national chains. In addition, administrative costs increased significantly as we prepared for our increased volume.

   Stock Based Compensation. During January and March of 1997 certain employees purchased Common Stock at a price per share that has been determined to have market value in excess of the amount paid by the employees. Additional compensation was recorded in the amount of the excess market value, or $207,625.

   Other Income/(Expenses). Other income and expense for the period from the date of inception, June 1, 1996 through March 31, 1997, was an expense of $21,522. This expense is made up of $21,292 in interest, $1,193 foreign currency transaction loss, and an offset of $963 in miscellaneous income.

   Seasonality.

   Our operational history and the new nature of distributing cigars to convenience outlets does not yet permit us to identify clear seasonal trends, but we believe that some variation in convenience store impulse cigar purchases may be tied to outdoor weather conditions. In the northern U.S. and Canada, sales appear to improve in the warmer months and in the southern U.S. sales appear to improve in the cooler months. Because we distribute across the U.S. and Canada, we anticipate that any seasonal variances in the northern and southern regions will be offsetting and not have a material impact on our financial condition or operations.

   Liquidity and Capital Resources.

   We require capital to market our PCI Cigar Program, obtain additional inventory and humidors to supply our increasing distribution network, and develop the personnel, facilities, assets and organization infrastructure necessary to support our expanding business. During the period from the date of inception, June 1, 1996, through March 31, 1997, we financed our operating and business development activities by issuing notes payable of approximately $180,000, and shares of common stock for approximately $212,050. These funds were used to acquire equipment in the approximate amount of $23,000, humidors in the approximate amount of $71,000, pay organizational and deferred offering costs in the approximate amount of $86,000, and advance funds to affiliates to pay their prior commitments, in the approximate amount of $86,000.

   After March 31, 1997, we obtained additional bridge financing in the amount of $1,000,000 (including conversion of existing debt of $100,000) which was used primarily to fund additional expansion of operations. During the quarter ended June 30, 1997, we used the net proceeds from the bridge financing of $810,000 to accelerate the expansion of the PCI Cigar Program throughout the U.S. and to cover costs associated with the initial public offering. Humidor purchases for the quarter were approximately $175,000, and we purchased equipment costing approximately $81,000. Deferred costs incurred with the initial public offering were approximately $157,000. In addition, $343,000 was used for working capital to fund sales growth and the related trade receivables and deposits for cigar purchases. In addition, on July 25, 1997, we obtained a $200,000 line of credit with a bank to assist with working capital requirements until the completion of the initial public offering. On August 11, 1997, we received an additional capital contribution of $150,000 from certain existing shareholders.

   On September 29, 1997, the Company completed an initial public offering, including the closing of an overallotment option, of a total of $10,440,108, with net offering proceeds of $8,131,664. For application of initial public offering proceeds, see Item 5(b), "Use of Proceeds."

   We believe that the remaining net proceeds of the initial public offering will be sufficient to meet our anticipated expansion and working capital needs for the foreseeable future. However, we cannot assure you that we will be able to maintain an adequate capital position and a sufficient cash flow as we add retail stores required by our commitments with our customers and distributors. Nor can we assure you that we will be able to raise additional capital, if current financing is depleted, to enable us to maintain sufficient working capital for operating activities. We have no plans to perform any significant product research and development, to purchase or sell any significant plant or equipment, to significantly change our number of employees or to obtain additional outside capital. However, if additional funding is required, we may raise capital through the issuance of long-term or short-term debt or the issuance of securities in private or public transactions. We cannot assure you that we can generate sufficient revenues to satisfy the cash flow necessary to meet our anticipated future expansion or our working capital needs.

   Known Trends, Events or Uncertainties that May Impact Our Financial Condition or Operations.

   Automobile Accident. On September 16, 1997, a PCI employee was involved in an automobile accident in which he was the driver and four passengers were injured. Attorneys for the first three passengers have indicated that their clients will pursue personal injury claims against PCI, but no lawsuit has been filed. A fourth passenger has made a demand against the employee-driver and his insurer only. PCI tendered defense of the claims to, and requested indemnification from, our commercial general liability carrier, but the carrier has initially declined coverage on grounds that the endorsement covering Hired and Non-Owned Auto Liability was not yet effective.

PCI has disputed the carrier's denial of coverage and we have asserted that PCI obtained an oral binder of such coverage prior to the accident. PCI believes that it has a strong basis for coverage and intends to vigorously pursue its defenses and indemnification should an action be filed. None of the passengers have indicated what damages they will seek against PCI. At this stage of the claims, we cannot predict the likelihood of an unfavorable outcome or whether the claims will have a material impact on PCI's financial condition.

   Year 2000 Issues. In 1997, PCI purchased and installed an integrated software system for financial management and accounting, upon which PCI relies heavily and which PCI purchased, in part, upon the representation that the software was designed to correctly process date information as the year 2000 approached and is reached (commonly known as the "year 2000 problem"). PCI largely uses newer computers and software which was sold as "year 2000 compliant." PCI continues to rely, to a lesser degree, on other programs in its operations, however, which were originally designed to recognize calendar years by their last two digits. PCI is in the process of initiating a review of its business systems, including its computer systems, to identify and address any problems that any of its systems may experience as the year 2000 approaches. PCI does not expect that the incremental costs of its review or correction of any year 2000 problem will have a material, adverse effect on PCI's financial condition, operations or financial statements.

Item 7 - Financial Statements
-----------------------------

   PCI's audited financial statements for the nine-month period ended December 31, 1997 are set forth commencing on page F-1, following the Index to Financial Statements on Page 56.

Item 8 - Changes in and Disagreements with Accountants on Accounting and
------------------------------------------------------------------------
Financial Disclosure
--------------------

None

                                    PART III


Item 9 - Directors, Executive Officers, Promoters and Control Persons;
----------------------------------------------------------------------
Compliance with Section 16(a) of the Exchange Act
-------------------------------------------------

Directors and Executive Officers

Name                   Age                  Position
----                   ---                  --------
John E. Greenwell.......50  Director, Chief Executive Officer, President, Chief
                            Operating Officer
Scott I. Lambrecht......26  Vice President of Operations and Secretary
James B. Stanley........34  Vice President of Purchasing and Assistant Secretary
William L. Anthony......54  Chairman and Independent Director
Colin A. Jones..........31  Director
Greg P. Lambrecht.......35  Director
Steven A. Lambrecht.....46  Director
Robert H. Manchot.......54  Independent Director
Atul Vashistha..........32  Independent Director

   John E. Greenwell has been a director and the Company's Chief Executive Officer since March 1, 1998 and the Company's President and Chief Operating Officer since December 15, 1997. Mr. Greenwell previously was employed by The Dial Corporation from 1984 to 1996, culminating with his position as Executive Vice President and the General Manager of Dial's Detergent Division. He has 28 years of marketing and executive management experience in the consumer package goods industry. Prior to his Executive Vice President role with The Dial Corporation, Mr. Greenwell was Senior Vice President and General Manager of Dial's Food Division. He has served in consumer marketing responsibilities for The Dial Corporation, Texize (a former division of Morton Thiokol), Drackett (a former division of Bristol Myers), the advertising agency of Leo Burnett Company and a sales position with The Chicago Tribune. Mr. Greenwell has also served as a member of the Board of Directors for the Soap & Detergent Association and the National Food Processors Association. Mr. Greenwell received a B.S. degree in Business from Indiana University in 1969.

   Scott I. Lambrecht has been the Vice President of Operations since August 7, 1997 and PCI's Secretary since March 4, 1998. He previously served as PCI's Assistant Secretary from May 31, 1997 to March 4, 1998. He served as a director from December 31, 1996 to February 17, 1997 and as PCI's interim President from December 31, 1996 to May 3, 1997. From July 1993 through December 1996 he served as President of SDCC. Inc., a Scottsdale, Arizona general contracting firm owned by Steve Lambrecht. He received a

Bachelors  degree  in  Construction   Management  in  1993  from  Arizona  State
University in Tempe, Arizona. Scott Lambrecht is the son of Steven A. Lambrecht and the nephew of Greg P. Lambrecht.

   James B. Stanley has been Vice President of Purchasing since June 20, 1997 and PCI's Assistant Secretary since March 4, 1998. From November 1996 to June 1997, he served as Purchasing Director for PCI. From May 1996 to October 1996 he served as an Account Executive for Computer Credit Insurance Corp. of Brea, California in the real estate loan and mortgage insurance market. From November 1995 to May 1996 he was an Account Executive for Senior Estate Services, a Bellevue, Washington estate planning and investment firm. From June 1994 to November 1995 he was Operations Manager for Promark Armrest, Inc. of Everett, Washington, a product development firm. He has owned and developed two successful restaurants in the Seattle area over the previous six years. Mr. Stanley received a B.A. in Business Administration from Washington State University in 1985.

   William L. Anthony has been Chairman of the Board since June 20, 1997 and a consultant to PCI from April 1, 1997 to August 31, 1997. He has agreed to serve as PCI's Chairman for a period of up to five years. He is currently the Chief Operating Officer and Chief Financial Officer for BioMedic, which has developed Philosophy, one of the world's leading medically-endorsed skin care lines. He has 30 years of business and management experience and a "Big Six" accounting background with the New York office of KPMG Peat Marwick, LLP. Mr. Anthony worked for The Dial Corp. from 1984 until August, 1996 culminating his position as Executive Vice President for the Consumer Products Division with annual revenue in excess of $1 billion. He has held key management positions with Bechtel, the U.S. Chamber of Commerce, MAPCO and The Dial Corp. He is the owner, President and sole shareholder of Quality Computer Services, Inc. He received both a B.B.A. and an M.A. in Accounting from the University of Mississippi in 1965 and 1966 respectively. Mr. Anthony was certified as a public accountant in Louisiana in 1969.

   Colin A. Jones has been a director since May 3, 1997. He previously served as Vice President of International Sales from May 31, 1997 to January 16, 1998. He has 12 years of experience managing, marketing and selling to the convenience store and grocery store market. In 1985, he founded J&M Wholesale, Ltd., a British Columbia corporation which delivers various wholesale products primarily to convenience store accounts in Canada. He continues to be the President and Chief Executive Officer of J&M. Mr. Jones attended Douglas College of New Westminster, British Columbia, Canada.

   Greg P. Lambrecht has been a director since August 7, 1997. He previously served as PCI's Vice President of National Sales from May 31, 1997 to March 2, 1998 and as PCI's Secretary and Treasurer from May 31, 1997 to March 4, 1998. He has 14 years of experience managing, marketing and selling to the convenience store and grocery store market. In 1984, he founded Rose Hearts, Inc., a Washington company which delivers various impulse purchase products in Washington, Oregon and California. He graduated with a B.A. in Communications from Western Washington University in 1984. Greg P. Lambrecht is the brother of Steven A. Lambrecht and the uncle of Scott I. Lambrecht.

   Steven A. Lambrecht has been a director since December 31, 1996. He previously served as PCI's Chief Executive Officer from December 31, 1996 to March 1, 1998, as President from May 3, 1997 to December 15, 1997 and as Chairman of the Board from December 31, 1996 to June 20, 1997. He has 23 years of marketing and sales experience and 17 years of management experience; most of his business experience has been in real estate development and construction. He is the owner of Forum Import/Export Company, a sole proprietorship, and was co-owner of Forum Development and Construction Company, Inc., a Washington corporation. He also owns SDCC, Inc., an Arizona development and construction corporation that he founded in 1992. He has developed and sold over 20 million dollars worth of real estate since 1974. Steven A. Lambrecht is the brother of Greg P. Lambrecht and the father of Scott I. Lambrecht.

   Robert H. Manschot has been a director and an independent director since July 25, 1997. He has been the President and Chief Executive Officer of the NVD and Seceurop Security Services Group, an emergency services corporation in the Netherlands and the United Kingdom, since 1995. He is also the Chairman of RHEM International Enterprises, Inc., an investment, consulting and venture capital company. He was the President and Chief Executive Officer of Rural/Metro Corporation, a Nasdaq-listed emergency services corporation, from 1987 to 1995. He has served in senior management positions with KLM's hotel management company, Sheraton, and Inter Continental Hotels in the U.S., Europe, Middle East and Africa. He has served and continues to serve on numerous public and private company and institution boards, including Nasdaq-listed Action Performance Industries, Inc., and Toronto Stock Exchange-listed Samouth Capital Corporation. He holds a bachelors degree in hotel management from the School for Hospitality Management in the Hague, Netherlands, an MBA from Boston University and is a graduate of Stanford Business School's Financial Management Program.

   Atul Vashistha has been a director and an independent director since November 19, 1997. Since 1996, Mr. Vashistha has been the Vice President, Marketing and Business Development, of Rural/Metro Corporation, a publicly-traded, $425 million company which provides medical transportation, personal health management and safety solutions in 25 states to a population exceeding 20 million. Mr. Vashistha served Rural/Metro in a variety of marketing and executive management capacities from 1991 to 1996, culminating in his position as Regional President of the company's Southern Arizona operations. He holds an M.B.A. from Arizona State University, where he graduated first in his class, and a B.S. in Engineering from the Institute of Technology, Benaras Hindu University.

Other Executives and Key Employees

   Brendan M. McGuinness has been a sales consultant to the Company since February 1, 1998 and the Acting Vice President of Sales since March 3, 1998. Mr. McGuinness previously was employed by The Dial Corporation from 1973 to 1997, culminating with his position as the Vice President of Sales- Personal Care Division. Prior to that position he was Vice President and General Manager of Dial's Commercial Markets Division, which markets and distributes products serving the Lodging, Industrial, and Medical classes of trade. He has held additional sales management positions at The Dial Corporation, including Vice President of National Field Sales, with responsibility for the direction of 250 consumer products sales professionals generating annual sales exceeding $1 billion dollars. Mr. McGuinness received a B.S. in Business from Bryant College in 1970. He is a board member of the Arizona Chapter of the Juvenile Diabetes Foundation.

   Stanley R. Hall has been the Controller since February 7, 1998. From April, 1997 to February, 1998, Mr. Hall served as Chief Financial Officer and Controller for Pro-Innovative Concepts, Inc., a Phoenix, Arizona premium promotion company. From January, 1995 to March, 1997 he served in various financial management and accounting capacities in The Dial Corp's Household Consumer Products Division and Corporate Controller's department. From 1983 to 1994, he served as Chief Financial Officer and Controller for Hyder Jojoba, Inc., a Phoenix-based grower and marketer of jojoba seeds and oil. From 1981 to 1982, he served as Controller for The Thirteenth Regional Corporation, an Alaskan Native Corporation based in Seattle, WA. From 1977 to 1981, he was a Senior Accountant for Deloitte Haskins & Sells, a "Big Six" public accounting firm. Mr. Hall received a B.B.A. in accounting from the University of Washington in 1977. He is licensed as a Certified Public Accountant in the State of Washington and is a member of the American Institute of Certified Public Accountants and the Arizona Society of Certified Public Accountants.

   R. Allen Vaughan was PCI's Vice President of Corporate Planning and Investor Relations from October 1, 1997 to January 23, 1998 when he left to pursue other opportunities. Karissa B. Nisted was PCI's Chief Financial Officer from June 20, 1997 to February 3, 1998, when she left PCI. David S. Hodges resigned as a director, Chief Financial Officer and Treasurer on March 24, 1998 to pursue other opportunities.


Compliance with Section 16(a) of the Exchange Act

   The following persons were, during the last fiscal year, either directors, officers, or beneficial owners of more than ten percent (10%) of a class of equity securities registered pursuant to Section 12 of the Exchange Act of 1934 and failed to file the following reports on a timely basis reports required by
Section 16(a) during the most recent fiscal year or prior years which have not previously been disclosed:

   Steven A. Lambrecht and David S. Hodges each filed one late Form 5 in March 1998 reporting one transaction that was not reported on a timely basis and that should have been reported previously in a Form 4 or Form 5.

   Colin A. Jones filed one late Form 5 in March 1998 reporting two transactions that were not reported on a timely basis and that should have been reported previously in a Form 4 or Form 5.

Item 10 - Executive Compensation
--------------------------------

Summary Compensation Table

(a)               (b)   (c)           (d)           (e)           (f)           (g)          (h)           (i)
                                                    Other                       Securities
Name and                                            Annual        Restricted    Underlying
Principal                                           Compen-       Stock         Options/     LTIP          All Other
Position        Year    Salary ($)    Bonus ($)     sation ($)    Awards ($)    SARs (#)     Payouts ($)   Compensation
--------        ----    ----------    ---------     ----------    ----------    --------     -----------   ------------
Steve           1997       48,832          --         $7,500(1)        --         20,000(2)       --                _
Lambrecht                                                                       ($18,600)
/CEO
Greg            1997       48,832          --         $7,500(1)        --            --           --          83,000(3)(4)
Lambrecht
/VP Sales
Colin Jones     1997       48,832          --            --            --            --           --          83,000(3)(4)
/VP Int.
Sales

(1) Represents payments for consulting services at $2,500 per month during the first quarter of 1997.

(2) Represents shares of Common Stock underlying options granted on November 19, 1997 in conjunction with Mr. Lambrecht's transition from President and Chief Executive Officer. The fair market value at the time of the award was $0.93 per share or $18,600. See "Option SAR/Grants in Last Fiscal Year" and "Employment Agreements" below.

(3) Includes the payment of a one-time "Management Fee" under Greg Lambrecht's and Colin Jones' Employment Agreements. See "Employment Agreements" below.

(4) Includes reimbursement of $3,000 each to Colin A. Jones and Greg P. Lambrecht for attorneys' fees related to the negotiation of various personal agreements or agreements of J&M or Rose Hearts with PCI.

Option/SAR Grants in Last Fiscal Year

                                Individual Grants

        (a)             (b)              (c)             (d)             (e)
                   Number of        % of Total
                   Securities       Options / SARs     Exercise
                   Underlying       Granted to         or Base
                   Options / SARs   Employees in       Price
       Name        Granted (#)      Fiscal Year        ($/Sh)     Expiration Date
       ----        -----------      -----------        ------     ---------------
Steve Lambrecht      20,000(1)         100%            $5.25    11/19/2002 (10,000)
/ CEO                                                           03/01/2003 (10,000)
Greg Lambrecht           --             --               --               --
/ VP Sales
Colin Jones / VP         --             --               --               --
Int. Sales

(1) Options granted pursuant to an "Amendment to Employment Agreement" dated November 19, 1997. Options to purchase 10,000 shares vested immediately upon the date that Lambrecht ceased to be President, or November 19, 1997. Options to purchase an additional 10,000 shares vested on March 1, 1998 after the Board of Directors made a determination that Mr. Lambrecht had cooperated in a management transition to the next Chief Executive Officer.


Aggregated Option/SAR Exercises in Last Fiscal Year and FY-End Option/SAR Values

        (a)             (b)          (c)            (d)              (e)
                                              Number of
                                              Securities      Value of
                                              Underlying      Unexercised
                                              Unexercised     In-the-Money
                                              Options/SARs    Options/SARs
                   Shares                     at FY-End (#)   at FY-End ($)
                   Acquired     Value
                   on           Realized      Exercisable /   Exercisable /
       Name        Exercise     ($)           Unexercisable   Unexercisable
       ----        --------     ---           -------------   -------------
Steve Lambrecht      --          --               20,000      Not In-the-
/ CEO                                         Unexercisable   Money and
                                              (1)             Unexercisable
                                                              (1)
Greg Lambrecht       --          --             --               --
/ VP Sales
Colin Jones / VP     --          --             --               --
Int. Sales

(1) Options to purchase 20,000 shares at $5.25 per share, unexercisable until November 19, 1998 (10,000) and March 1, 1999 (10,000). Closing
         price of the Company's Common Stock on December 31, 1997 was $2.5625 per share.

Director Compensation Table

(a)                  (b)                 (c)                  (d)                 (e)                  (f)
                                                                                                       Number of
                                                                                                       Securities
                     Annual                                   Consulting                               Underlying
Name                 Retainer            Meeting              Fees/Other          Number of            Options/SAR
----                 Fees ($)            Fees ($)             Fees ($)            Shares (#)           s (#)
                     --------            --------             --------            ----------           -----
William L.              --                 3,150              10,000(1)              --               156,250(2)
Anthony                                                                                             ($340,625)
Robert H.               --                 3,500                 --                  --                 5,000(2)
Manschot                                                                                             ($10,900)
David S.                --                 3,150              93,445(3)              --                 5,000(2)
Hodges                                                                                                ($4,650)
Atul                    --                  350                  --                  --                 1,250(2)
Vashistha                                                                                             ($1,163)

(1) Consulting fees paid pursuant to a verbal consulting agreement effective from April 1, 1997 to August 31, 1997 for assistance in the initial public offering and certain aspects of ongoing strategic planning, business analysis and operations. See "Employment Agreements" below.

(2) Represents shares of Common Stock underlying options granted for service as a director. The date of grant and fair market value at the time of the awards was as follows: Anthony, June 20 and August 7, 1997, $2.18 per share or $340,625; Manschot, August 7, 1997, $2.18 per share or $10,900; Hodges, November 19, 1997, $0.93 per share or $4,650;
         Vashistha, November 19, 1997, $0.93 per share or $1,163.

(3) Consulting fees paid pursuant to, and as termination payments under, a Business Consulting Agreement dated June 2, 1997 and which terminated August 25, 1997 for assistance in the initial public offering and certain additional projects related to strategic planning, budgeting, accounting and reporting, business analysis, information systems and operations. See "Employment Agreements" below. Also includes reimbursement of $1,200 in legal fees.

Employment Agreements

   Steven A. Lambrecht had an at-will Employment Agreement with PCI as Chief Executive Officer dated June 13, 1997 which was amended on November 19, 1997 and terminated on March 1, 1998. Under the original agreement, effective May 1, 1997, he received an annual salary of $60,000. He agreed to devote his full time to PCI activities. PCI had the right to terminate his employment at any time, with or without cause. Upon termination for any reason other than for cause, as defined in the agreement, PCI was obligated to pay him his then-current compensation on a regular basis and premiums for continued health insurance coverage for nine (9) months, unless he is disqualified from receiving continued compensation and benefits based on certain conduct or breaches of the Employment Agreement.

   On September 17, 1997, Mr. Lambrecht's salary was raised to $84,000 annually. See "Certain Relationships and Related Transactions - Raises to Certain Founders and Other Key Employees."

   On November 19, 1997, PCI entered an Amendment to Employment Agreement with Steven A. Lambrecht in which, among other terms, PCI granted Mr. Lambrecht (i) options to purchase 10,000 shares of Common Stock at $5.25 per share, which vested immediately upon his termination as President that same day, for his services in conjunction with PCI's public offering and (ii) options to purchase an additional 10,000 shares at $5.25 per share, which vested on March 1, 1998 when he was terminated as Chief Executive Officer, upon the Board's determination that he had cooperated in a smooth transition to the next Chief Executive Officer. The Amendment also provided that Lambrecht would complete his unexpired term as a director, affirmed that he would receive the severance compensation set forth in his original Employment Agreement and that, upon the Company's request, he would provide consulting services without additional charge during the severance payout period.

   Steve Lambrecht subsequently disputed the compensation and severance compensation due to him under his Employment Agreement. PCI settled the dispute in an Agreement with Mr. Lambrecht dated March 3, 1998, which recognized the termination of his employment effective March 1, 1998. See "Settlement of Compensation Disputes with Founders" below.

   Colin A. Jones had an at-will Employment Agreement with PCI as Vice President of International Sales dated June 13, 1997 which was terminated on January 16, 1998. Under the Employment Agreement effective May 1, 1997, he received an annual salary of $60,000. He was also entitled to a one-time management fee of $80,000, payable over a 16-month period commencing July 1, 1997 at $5,000 per month or in a lump sum upon the Company's obtaining of certain financing, to compensate him for his expertise in sales, marketing, operations, management and existing contacts with major retail distributors. Mr. Jones agreed to devote his full time to PCI activities. The Employment Agreement allowed PCI to terminate his employment at any time, with or without cause. Upon a termination for any reason other than for cause, as defined in the agreement, PCI was required to continue paying him his then-current compensation on a regular basis and premiums for continued health insurance coverage for nine months, unless he is disqualified from receiving continued compensation and benefits based on certain conduct or breaches of the Employment Agreement.

   On September 17, 1997, Mr. Jones' salary was raised to $84,000 annually. See "Certain Relationships and Related Transactions - Raises to Certain Founders and Other Key Employees."

   Mr.   Jones's   employment  was  terminated  on  January  16,  1998,  and  he subsequently disputed the compensation and severance compensation due to him under his Employment

Agreement. PCI settled the dispute in an Agreement with Mr. Jones dated March 3, 1998. See "Settlement of Compensation Disputes with Founders" below.

   Greg P. Lambrecht had an at-will Employment Agreement with PCI as Vice President of International Sales dated June 13, 1997 and which was terminated on March 2, 1998. Under the Employment Agreement and effective May 1, 1997, he received an annual salary of $60,000. He was also entitled to a one-time management fee of $80,000, payable over a 16- month period commencing July 1, 1997 at $5,000 per month or in a lump sum upon the Company's obtaining of certain financing, to compensate him for his expertise in sales, marketing, operations, management and existing contacts with major retail distributors. He agreed to devote his full time to PCI activities. The Employment Agreement allowed PCI to terminate his employment at any time, with or without cause. Upon a termination for any reason other than for cause, as defined in the agreement, PCI must continue paying him his then-current compensation on a regular basis and premiums for continued health insurance coverage for nine months, unless he is disqualified from receiving continued compensation and benefits based on certain conduct or breaches of the Employment Agreement.

   On September 17, 1997, Mr. Lambrecht's salary was raised to $84,000 annually. See "Certain Relationships and Related Transactions - Raises to Certain Founders and Other Key Employees."

   Greg Lambrecht subsequently disputed the compensation and severance compensation due to him under his Employment Agreement. PCI settled the dispute in an Agreement with Mr. Lambrecht dated March 3, 1998, which recognized the termination of his employment effective March 2, 1998. See "Settlement of Compensation Disputes with Founders" below.

   Payout of Management Fees. When PCI received proceeds from its initial public offering, its asset increase triggered an obligation of PCI to pay the management fees of $80,000 each to Greg P. Lambrecht and Colin A. Jones in a lump sum after offset of amounts due PCI from Messrs. Lambrecht or Jones, respectively or Rose Hearts, Inc. and J&M Wholesale, Ltd., the companies they respectively own and control. On October 15, 1997, PCI reached an agreement with Mr. Lambrecht, which was approved by the Independent Directors on November 3, 1997, to release the remaining portion of his management fee, without offset, in consideration for the right to deduct offsetting amounts from commissions and other payments due to Rose Hearts, Inc. or to become due in the future. At the time, PCI considered the balance not to be significant, and not necessary of deduction in the context of the ongoing relationship. Under the agreement, PCI also reimbursed Mr. Lambrecht $3,338 for interest on personal loans which he incurred during the period that PCI delayed payment of his management fee. The agreement with Mr. Lambrecht did not affect Mr. Jones' management fee, which was paid after deducting amounts then known to be due from him.

   John E. Greenwell has an at-will Employment Agreement with PCI as President, Chief Executive Officer and Chief Operating Officer. The initial salary was $120,000, but increased, pursuant to the agreement's terms, to $150,000 a year upon his becoming Chief Executive Officer on March 1, 1998. Mr. Greenwell is eligible for any bonus plan or stock option plan offered to other comparable executives and was granted a conditionally guaranteed bonus of $50,000 for the fiscal year ending December 31, 1998, unless the Company terminates for cause and itself did not materially breach the agreement. The agreement may be terminated upon four weeks' written notice. The agreement provides severance compensation of 3 months compensation in the first 6 months or 9 months compensation for a termination after 6 months. The agreement contains a covenant not to compete which extends 12 months after termination of employment. The Board of Directors, on November 19, 1997, also granted Mr. Greenwell stock options to purchase 70,000 shares according to a vesting schedule from the date of the agreement until June 30, 1999 and which are exercisable from 1 to 5 years after the options vest and are subject to other conditions and restrictions.

   Settlement of Compensation Disputes with Founders.  PCI's employment of Colin
A. Jones terminated on January 16, 1998. On about January 19, 1998, Mr. Jones raised claims that his Employment Agreement with PCI entitled him to receive automatic percentage increases in compensation so that his compensation (including stock options and other benefits) would equal that of the most highly compensated officer of PCI. He asserted that his compensation should have retroactively increased to reflect higher compensation granted to Mr. Greenwell, who was hired in December, 1997. Mr. Jones retained counsel to pursue his claims, and his counsel subsequently brought similarly-based claims on behalf of Greg P. Lambrecht. On February 23, 1998, Steven A. Lambrecht asserted his position that the identical automatic raise clause contained in the Employment Agreements of each of the three individuals required that he receive equal compensation to Mr. Jones and Greg Lambrecht.

   PCI Management (other than those who asserted the claims) disagreed with the claimants' interpretation of their Employment Agreements, but determined that a quick resolution of the issues was preferable to a protracted legal dispute, and that settlement was in PCI's best interests.

   On March 3, 1998, PCI entered into settlement agreements with each of Messrs. Jones, Greg Lambrecht and Steve Lambrecht acknowledging the termination of their employment relationships with the Company. The Company paid each individual a lump sum payment of $40,000 in addition to severance compensation of nine months' salary and other benefits payable over nine months under their individual Employment Agreements. Each of the individuals agreed to extend their non-compete clauses for an additional six months for a total of a full year and a half following termination of employment and released PCI from all claims or causes of action relating to their respective Employment Agreement and their employment with PCI.

Consulting Agreements. During 1997, we also had arrangements with the following consultants:

   David S. Hodges was a director and had a Business Consulting Agreement with PCI dated June 2, 1997, which was terminated on August 25, 1997. In accordance with the agreement, Mr. Hodges assisted PCI with its initial public offering and additional projects. Mr. Hodges received $60 per hour and reimbursement for business expenses and health care coverage during the term of the agreement. Upon termination PCI was required to pay Mr. Hodges biweekly payments of $4,800 each for a six month period.

   William L. Anthony, the Chairman of PCI's Board, entered a verbal agreement with PCI, on April 1, 1997, to act as a consultant to PCI's management to assist PCI with its initial public offering and advise them regarding certain aspects of strategic planning, business analysis and operations, including merchandising, marketing and supply chain issues as requested by PCI's management. PCI agreed to pay Mr. Anthony $2,000 per month and to reimburse certain related expenses. The consulting agreement was terminated on August 31, 1997, shortly after completion of PCI's initial public offering.

   L.G. Zangani, Inc. and Leonardo G. Zangani Agreements. PCI entered a Consulting Agreement, effective September 16, 1997, with L.G. Zangani, Inc. as PCI's financial public relations consultant for $3,000 per month and a Stock Option Agreement, for the purchase by Leonardo G. Zangani, as further consideration for the entry into the Consulting Agreement of 50,000 shares at $8.40 per share, which vest in increments of 10,000 shares from September 16, 1999 to 2003.

   Reimbursement  of Attorneys' Fees. PCI reimbursed Greg P. Lambrecht and Colin
A. Jones for approximately $6,000 in attorneys fees related to the negotiation of various personal agreements or agreements of J&M or Rose Hearts with PCI. The Company also directly paid John E. Greenwell's attorney approximately $4,000 in fees in January 1998 for legal services provided in November and December 1997 related to the negotiation of his Employment Agreement. PCI reimbursed David S. Hodges for $1,200 in attorney's fees related to the negotiation of his consulting relationship. None of the law firms involved have any affiliation with PCI.

   Standing Arrangements for Outside Director Compensation. PCI has standing arrangements to grant each outside director options to purchase 5,000 shares of Common Stock and the Chairman additional options to purchase 2,500 shares of Common Stock on February 1 of each year at the market price on the date of the grant, but not less than $5.25 per share, to vest in quarterly increments of 1,250 (1,875 for the Chairman) and which shall be exercisable 1 to 5 years from the date each quarterly increment vests. The options are non-qualified. PCI also pays all outside directors for all meetings attended (whether regular or additional meetings) at the rate of $350 per meeting for meetings of up to four
(4) hours and $750 per meeting for meetings over four (4) hours.

Item 11 - Security Ownership of Certain Beneficial Owners and Management
------------------------------------------------------------------------

   The following tables set forth certain information regarding shares of common stock beneficially owned as of March 31, 1998 by (i) each person or group known to PCI, which beneficially owns more than 5% of the common stock; (ii) each of PCI's officers and directors; and (iii) all officers and directors as a group. The percentage of beneficial ownership is based on 3,469,092 shares outstanding on March 31, 1998 plus, for each person or group, any securities that person or group has the right to acquire within 60 days pursuant to options, warrants, conversion privileges or other rights. Unless otherwise indicated, the following persons have sole voting and investment power with respect to the number of shares set forth opposite their names:

   Security Ownership of Certain Beneficial Owners

Title of          Name and Address of                         Amount and Nature of               Percent
Class             Beneficial Owner                            Beneficial Ownership               of Class
-----             ----------------                            --------------------               --------
Common            Colin Jones                                     371,357                        10.70%
                  Suite 606, 888 Pacific Street
                  Vancouver, B.C. CANADA
                  V6Z-2S6

Common            Greg P. Lambrecht                               363,708(1)                     10.48%
                  6980 East Sahuaro Drive
                  Apt. 1129
                  Scottsdale, AZ 85254

Common            Steven A. Lambrecht                             256,584(1)                      7.40%
                  12072 North 118th Street
                  Scottsdale, AZ 85259

Common            Lincoln Heritage Life                           210,476(2)                      5.75%
                   Insurance Company
                  4343 E. Camelback Rd. #400
                  Phoenix, AZ 85018

Common            Londen Insurance Group                          210,476(2)                      5.75%
                  4343 E. Camelback Rd. #400
                  Phoenix, AZ 85018

(1) Steven A. Lambrecht is the brother of Greg P. Lambrecht and the father of Scott I. Lambrecht. Each of the Lambrechts disclaims any beneficial interest in the shares held by the others.

(2) Represents beneficial ownership of 20,000 shares held of record by Life of Boston Insurance Company and of 95,057 shares each which may be acquired directly by the exercise of stock warrants within 60 days by Lincoln Heritage Life Insurance Company and Life of Boston Insurance Company. The Londen Insurance Group is the sole shareholder of the Lincoln Heritage Life Insurance Company. Lincoln Heritage Life Insurance Company owns 79% of the shares of Life of Boston Insurance Company.

   Security Ownership of Management

Title of          Name and Address of                         Amount and Nature of               Percent
Class             Beneficial Owner                            Beneficial Ownership               of Class
-----             ----------------                            --------------------               --------
Common            Colin Jones                                 371,357                            10.70%
                  Suite 606, 888 Pacific Street
                  Vancouver, B.C. CANADA
                  V6Z-2S6

Common            Greg P. Lambrecht                           363,708(1)                         10.48%
                  6980 East Sahuaro Drive
                  Apt. 1129
                  Scottsdale, AZ 85254

Common            Steven A. Lambrecht                         256,584(1)                          7.40%
                  12072 North 118th Street
                  Scottsdale, AZ 85259

Common            Scott I. Lambrecht                           86,250(1)                          2.49%
                  15651 N. 83rd Way #3
                  Scottsdale, AZ 85260

Common            James B. Stanley                             26,250                             (3)
                  15651 N. 83rd Way #3
                  Scottsdale, AZ 85260

Common            David S. Hodges                              21,048(2)                          (3)
                  5043 E. Desert Jewel
                  Paradise Valley, AZ 85253

Common            William L. Anthony                           20,048(2)                          (3)
                  7254 East Whitethorn
                  Scottsdale, AZ 85262
---------------------------------------------------------------------------------------------------------

Common            All Officers and Directors                1,145,245(1)(2)                      32.65%
                  as a group (10 persons)

(1) Steven A. Lambrecht is the brother of Greg P. Lambrecht and the father of Scott I. Lambrecht. Each of the Lambrechts disclaims any beneficial interest in the shares held by the others.

(2) Includes shares which may be acquired by the exercise of options or warrants within 60 days as follows: William L. Anthony, 19,048 shares, David S. Hodges, 19,048 shares. Excludes shares underlying options which are not currently exercisable as follows: William L. Anthony, 158,125 shares, John E. Greenwell, 70,000 shares Steven A. Lambrecht, 21,250, Robert H. Manschot and David S. Hodges, 6,250 shares each, Atul Vashistha, 2,250 shares, Colin A. Jones and Greg P. Lambrecht, 1,250 shares each.

(3)      Less than 1%.


Item 12 - Certain Relationships and Related Transactions
--------------------------------------------------------

Resolving Conflicts of Interest.

   A number of the transactions described in this section involve inherent conflicts of interest because an officer, director, significant shareholder, promoter or other person with a material business or professional relationship with PCI is a party to the transaction. Our current policy adopted by our board of directors regarding transactions involving conflicts of interest, is:

   (i) we will not enter into any material transaction or loan with a related or affiliated party unless the transaction or loan is on terms that are no less favorable to us than we could obtain from an unrelated or unaffiliated third party; and

   (ii) a majority of the independent directors (those who do not have a material business or professional relationship with PCI other than being a director) who have no interest in the transactions must review and approve transactions involving related parties or conflicts of interest after having been given access, at our expense, to our counsel or to their own independent legal counsel; and

   (iii) when there are only two independent directors, both directors must approve the transaction; and

   (iv)  the  independent   director   approval  applies  to  all  related-party
transactions and loans, whether or not to a related-party.

   We currently have three independent directors, William L. Anthony, Robert H. Manschot and Atul Vashistha. Our independent directors have had access, at our expense, to our counsel or to independent counsel, and a majority of the independent directors have ratified all related-party transactions that are ongoing. However, we entered into a number of transactions described below before we adopted our current conflicts of interest policy and before we had sufficient disinterested, independent directors to ratify the transactions. We have subsequently terminated the Rose Hearts Distributorship Agreement because we determined that the ongoing net effect was not as favorable to PCI as distributorship relationships generally available with unaffiliated third parties.

   CAN-AM Acquisition of J&M and Rose Hearts. On December 31, 1996, CAN-AM issued shares of its stock in exchange for the assets and liabilities of the cigar operations of

J&M and Rose Hearts, including the cigar distribution accounts of each entity. PCI director Colin A. Jones is the President and sole shareholder of J&M. PCI director Greg P. Lambrecht is the President and sole shareholder of Rose Hearts. Messrs. Jones and Greg Lambrecht owned 100% of the voting stock of CAN-AM, and three others held non-voting shares. As set forth in PCI's consolidated financial statements for the fiscal year ended March 31, 1997, the cost of the net assets to J&M and Rose Hearts and the amount at which CAN-AM acquired the net assets was the same as its historical net cost in J&M and Rose Hearts. The combined cost, net of liabilities assumed, was approximately $1,000. The asset purchases are closed transactions and we entered the asset purchase agreements before we had sufficient disinterested, independent directors to ratify the transactions.

   PCI Acquisition of CAN-AM. Subsequent to the asset purchase transactions, but also on December 31, 1996, PCI acquired all of the issued and outstanding shares of CAN-AM in exchange of PCI shares. No written agreement was entered between PCI and CAN-AM's shareholders to formalize the acquisition or share exchange. As adjusted by the May 31, 1997 3:1 stock split (as defined below "3:1 Stock Split"), and including shares issued on December 31, 1996 and January 9, 1997, CAN-AM's five shareholders received 817,500 shares of PCI Common Stock, representing all of the then-issued and outstanding shares of Common Stock of PCI. Mr. Jones received 371,250 or 45.4% and Greg Lambrecht received 363,750 or 44.5%. At the time PCI acquired CAN-AM's shares, neither Greg P. Lambrecht nor Colin A. Jones had any formal relationship as an incorporator, officer, director or shareholder of PCI. PCI was formed with a view to purchasing the cigar operations of the entities they owned and controlled, however, and both Greg P. Lambrecht and Colin A. Jones were affiliated with PCI as promoters at the time PCI acquired CAN-AM's shares. Colin A. Jones was elected a director of PCI on January 9, 1997, shortly after PCI acquired CAN-AM's shares. The CAN-AM acquisition is a closed transaction and we acquired CAN-AM before we had sufficient disinterested, independent directors to ratify the transaction.

   Jones/Lambrecht Notes Receivable. Colin A. Jones and Greg P. Lambrecht each delivered to PCI long term promissory notes for $43,112.50. The notes are dated December 31, 1996, accrue interest at six percent, and all interest and principal are due on March 31, 1999. The notes relate to CAN-AM receivables which accrued prior to PCI's acquisition of all of CAN-AM's outstanding stock on December 31, 1996. We negotiated these notes receivable before we had sufficient disinterested, independent directors to ratify the transaction, but Messrs. Jones' and Lambrecht's obligation for repayment of the notes is ongoing, and our independent directors have ratified the transaction.

   J&M Management Agreement. On January 1, 1997, CAN-AM entered a Management Agreement with J&M to enable CAN-AM to reimburse J&M for any services provided to CAN-AM or on CAN-AM's behalf during the transition of J&M's Canadian operations to CAN-AM. J&M received no additional sum, fee or commission other than reimbursement for J&M's expenses which were directly incurred in providing services to or on behalf of CAN-AM. At CAN-AM's sole discretion, CAN-AM could offset the reimbursement due under the Management Agreement against any related-party receivables that J&M owed to

CAN-AM.   We  entered  this  Management   Agreement  before  we  had  sufficient
disinterested, independent directors to ratify the agreement. Our independent directors subsequent ratified the agreement, but our relationship with J&M terminated during the quarter ended September 30, 1997.

   J&M, as a Canadian corporation wholly-owned by PCI director Colin A. Jones, continues to distribute certain wholesale and impulse purchase items to convenience stores and other accounts entirely located in Canada. J&M has, in the past, distributed certain cigars of Cuban origin to its convenience store accounts. Neither PCI nor its wholly-owned Canadian subsidiary CAN-AM currently distributes any cigars or other products of Cuban origin either in the United States or Canada. PCI's standard form supplier agreement strictly prohibits its suppliers from providing any product containing any component of Cuban origin.

   Luyendyk Endorsement Agreement. On May 1, 1997, PCI entered an Endorsement Agreement with Arie Luyendyk under which PCI would issue 15,000 shares of Common Stock (as adjusted for the 3:1 Stock Split) to Mr. Luyendyk subject to a six-month vesting schedule. In order to meet its obligations under the Endorsement Agreement without diluting the relative security positions of other shareholders prior to the Offering, PCI repurchased 15,000 (as adjusted by the 3:1 Stock Split) shares of its Common Stock from its Chief Executive Officer and Chairman, Steven A. Lambrecht, at $0.33 per share. We entered the Endorsement Agreement before we had sufficient disinterested, independent directors to ratify the agreement, but our relationship with Mr. Luyendyk under the agreement is ongoing, and our independent directors have ratified the agreement.

   Rose Hearts Distributorship Agreement. On June 13, 1997, PCI entered a Distributorship Agreement with Rose Hearts for the non-exclusive distribution to Associated Grocers, SuperValu and other accounts in the states of Alaska, Idaho, Oregon, Washington and Northern California. The agreement provides that any master agreement with a national PCI account or national distributor shall supersede the Rose Hearts agreement. We pay Rose Hearts a commission equal to 10% of the wholesale cost to the store of products PCI ships to third-party stores where Rose Hearts provides only in-store merchandising support services. We pay Rose Hearts a commission equal to 22% of the wholesale cost to the store of PCI products that Rose Hearts delivers to the stores directly. Greg P. Lambrecht is the President and sole shareholder of Rose Hearts and a director and substantial shareholder of PCI. We entered this Distributorship Agreement before we had sufficient disinterested, independent directors to ratify the agreement, but our independent directors subsequently ratified the agreement. On February 27, 1998, the Company notified Rose Hearts, Inc. that its Distributorship Agreement with PCI would terminate on March 28, 1998.
See "Termination of Rose Hearts Distributorship Agreement."

   Employment Agreements with Founders. On June 13, 1997, PCI entered Employment Agreements with Colin A. Jones, Greg P. Lambrecht and Steven A. Lambrecht. See "Executive Compensation - Employment Agreements." We entered the

Employment Agreements before we had sufficient disinterested, independent directors to ratify the agreements.

   Barton Financing Settlement. On June 13, 1997, PCI entered a Full Settlement and Full Release of Equity Interest agreement among CAN-AM, Rose Hearts, J&M, Greg P. Lambrecht, Colin A. Jones, Greg S. Barton and two of Mr. Barton's lenders. The agreement settled potential equity claims by Mr. Barton and his lenders regarding a September 5, 1996 loan for $110,000 at an annual interest rate of 36% to Rose Hearts, J&M, Greg P. Lambrecht, Colin A. Jones and CAN-AM. CAN-AM had expressly accepted liability for the loan under the terms of each of the Asset Purchase Agreements with J&M and Rose Hearts on December 31, 1996. After PCI purchased all of CAN-AM's shares, PCI desired to extinguish the loan obligation primarily to eliminate the burden on CAN-AM's cash requirements, but also to avoid any potential, but unasserted equity claims against PCI from Mr. Barton's lenders related to the loan obligation. As a result of the settlement, PCI paid $10,000 to one of Mr. Barton's lenders, the loan was reduced to $100,000 and Mr. Barton converted the loan to bridge financing. Mr. Barton's forgiveness of the reduced $100,000 loan is the consideration he gave in exchange for an 8% bridge note for $100,000 and bridge warrants to purchase approximately 38,023 shares of PCI Common Stock at 50% of the initial public offering price. Greg P. Barton is a 7.56% beneficial owner of PCI's Common Stock. Greg P. Lambrecht and Colin A. Jones own and control Rose Hearts and J&M, respectively, and are substantial shareholders and directors of PCI. The settlement transaction is a closed transaction and we entered the settlement before we had sufficient disinterested, independent directors to ratify the transaction.

   Barton and Mullavey Loans. On or about June 18, 1996, Greg S. Barton loaned Greg P. Lambrecht and Rose Hearts $50,000 in a transaction which included an option for Mr. Barton to convert the debt to equity of Rose Hearts. Between approximately May and September 1996, Ben P. Mullavey, a prior Rose Hearts consultant, loaned $50,000 to Rose Hearts in an undocumented transaction and provided consulting services to Rose Hearts. PCI, Rose Hearts and Greg P. Lambrecht agree that the Barton and Mullavey loans are solely Rose Hearts' debt obligations which CAN-AM did not assume as a part of the December 31, 1996 Asset Purchase Agreement for Rose Hearts' cigar operations. Ben P. Mullavey communicated to PCI on April 23, 1997, that he believes he has rights to convert his debt to shares of PCI Common Stock. Mr. Mullavey did not specify any number of shares that he believes he is entitled to, but instead demanded payment of $55,000, representing the principal from his undocumented loan and $5,000 for consulting services he provided to Rose Hearts. PCI will not be a party to any settlement between Greg P. Lambrecht, Rose Hearts and either of Messrs. Barton or Mullavey regarding a settlement of these claims, and will not directly issue any Common Stock to Barton or Mullavey. Because PCI is not a party to these Barton and Mullavey loans, our independent directors did not, and were not required to, review or approve the transactions.

   Lambrecht-LBIC Stock Sale. On June 17, 1997, Steven A. Lambrecht sold 20,000 shares of PCI Common Stock to Life of Boston Insurance Company, an Oklahoma corporation ("LBIC"). The Lambrecht-LBIC transaction was to provide additional incentive to LBIC to invest the final $250,000 to complete the Bridge Financing. Steven A. Lambrecht was PCI's President and Chief Executive Officer and a substantial PCI shareholder at the time of the transaction. Lincoln Heritage Life Insurance Company, an Illinois corporation ("Lincoln"), owns 79% of the stock of LBIC. The Londen Insurance Group, an Arizona holding corporation, is the sole shareholder of Lincoln and the beneficial owner of the Shares of Common Stock held by LBIC and the bridge warrants held by Boston and Lincoln.

   Anthony Stock Purchase and Option Agreement. On June 20, 1997, PCI Chairman William L. Anthony entered an Agreement to purchase 66,000 shares of PCI Common Stock for $22,000 from Steven A. Lambrecht (60,000), Colin A. Jones (3,000) and Greg P. Lambrecht (3,000). PCI, also a party to the Agreement, granted Anthony a non-qualified stock option to purchase 20,000 shares at the offering price from the effective date of the offering and for one year thereafter. PCI also agreed to obtain, and did obtain, within 30 days after completion of the initial public offering, director and officer insurance at coverage levels which are standard for distribution companies comparable to PCI. Anthony agreed to serve as Chairman of the Board for up to five years, subject to appropriate approvals and the provisions of PCI's Bylaws.

   The agreement is a closed transaction that occurred before we had sufficient disinterested, independent directors to ratify the transaction. Mr. Anthony's ongoing relationship to the Board as its Chairman is subject to ongoing Board approval, and Mr. Anthony's continued service as a director generally is subject to annual shareholder reelection.

   On August 7, 1997, to remove certain potentially compensatory aspects of the June 20, 1997 Agreement and to maintain Mr. Anthony's status as an independent director, the parties entered a Modification Agreement which rescinded and modified certain aspects of the June 20, 1997 Agreement. The August 7, 1997 Modification Agreement rescinded the private stock purchase for all but 1,000 of the 66,000 shares and restructured the transaction so that Mr. Anthony purchased the 1,000 shares at a settlement price of $2.50 per share, received options to acquire an additional 136,250 shares at $5.25 per share, and modified the exercise period for all of the options one to five years after completion of the offering.

   Lambrecht-Stanley Stock Sale. On June 20, 1997, Steven A. Lambrecht sold 15,000 shares of PCI Common Stock to James B. Stanley for $5,000. James B. Stanley is PCI's Vice President of Purchasing. PCI was not a party to the transaction.

   Credit Line Guarantees. On July 25, 1997 PCI obtained a $200,000 credit line from Biltmore Investor Bank, N.A., an independent third-party lender. The credit line was at 1% above the prime rate and terminated upon completion of the Company's initial public offering. Greg P. Lambrecht and Colin A. Jones, PCI directors and officers at the time, personally guaranteed the credit line. The Board of Directors ratified the entry into the credit line and ratified Messrs. Lambrecht and Jones' entry into personal guarantees on PCI's behalf.

   Manschot Stock Option Grant. By resolutions dated July 30, 1997 and August 7, 1997, PCI's Board of Directors granted Robert H. Manschot a non-qualified stock option to purchase 5,000 shares at the initial public offering price of $5.25 from one to five years after completion of the initial public offering. The option was issued in the name of RHEM Enterprises, Inc., a Company that Mr. Manschot beneficially owns and controls. The stock grant was approved by the other disinterested directors and independent director.

   Capital Contribution Agreement. On August 8, 1997, certain holders of PCI's shares who are classified as "Promoters" under applicable state securities laws and regulations, contributed a total of $150,000 as additional capital to PCI. Contributors included Steven A. Lambrecht, Greg P. Lambrecht, Colin A. Jones and a number of other founders. This contribution was made to comply with promoters' equity requirements set forth in the North American Securities Administrators Association, Inc. ("NASAA") Statement of Policy Regarding Promoters' Equity Investment. No shares were issued as a result of this equity contribution and the number of outstanding shares did not change. All monies contributed came from contributors' personal funds. In order to make their contributions, Greg P. Lambrecht and Colin A. Jones obtained loans for $39,371 and $37,871 respectively from an independent third-party bank, but William B. Anthony personally guaranteed the private loans. All of PCI's directors, including the other independent director Robert H. Manschot, ratified the Capital Contribution Agreement.

   Raises to Certain Founders and Other Key Employees. On September 17, 1997, the respective Boards of Directors of PCI and CAN-AM and each of the Independent Directors of PCI, where applicable, ratified management's grant of salary increases, effective October 1, 1997, for certain PCI and CAN-AM officers and employees in the following amounts:

                                                     Annualized
                  Officer / Employee                 Salary Increase
                  ------------------                 ---------------

                  Steve Lambrecht                     $24,000
                  Greg Lambrecht                      $24,000
                  Colin Jones                         $24,000
                  Karissa Nisted                      $20,000
                  Scott Lambrecht                      $9,000
                  James Stanley                        $9,000
                  Pete Charleston                      $9,000
                  Corey Lambrecht                      $9,000
                  Murphy Pierson                       $9,000
                  Mark Jensen                          $6,500
                  Amrik Gill                           $6,500
                                                     --------
                                    TOTAL:           $150,000

   Based on Management's recommendation, the Board expressly approved such salary increases subject to: (i) the availability of operating proceeds and that salary increases could not be paid from initial public offering proceeds; (ii) presentation and approval of a budget showing profitability; (iii) possible adjustment after receipt of actual results for October 1997. Management implemented the raises using offering proceeds prior to the availability of operating proceeds. Subsequently, an independent study performed for PCI in conjunction with its analysis of incentive compensation alternatives supports that the majority of the resulting salary levels were within the market value base compensation ranges for qualified individuals in these positions. PCI continues to pay compensation which includes the raises.

   Payout of Management Fees. When PCI received proceeds from its initial public offering, its asset increase triggered an obligation of PCI to pay the management fees of $80,000 each to Greg P. Lambrecht and Colin A. Jones in a lump sum after offset of amounts due PCI from Messrs. Lambrecht or Jones, respectively or Rose Hearts, Inc. and J&M Wholesale, Ltd., the companies they respectively own and control. On October 15, 1997, PCI reached an agreement with Mr. Lambrecht, which was approved by the Independent Directors on November 3, 1997, to release the remaining portion of his management fee, without offset, in consideration for the right to deduct offsetting amounts from commissions and other payments due to Rose Hearts, Inc. or to become due in the future. At the time, PCI considered the balance not to be significant, and not necessary of deduction in the context of the ongoing relationship. Under the agreement, PCI also reimbursed Mr. Lambrecht $3,338 for interest on personal loans which he incurred during the period that PCI delayed payment of his management fee. The agreement with Mr. Lambrecht did not affect Mr. Jones' management fee, which was paid after deducting amounts then known to be due from him.

   Amendment to Steve Lambrecht's Employment Agreement. On November 19, 1997, PCI entered an Amendment to Employment Agreement with Steven A. Lambrecht in which, among other terms, PCI granted Mr. Lambrecht (i) options to purchase 10,000 shares of Common Stock at $5.25 per share, which vested immediately upon his termination as President that same day, for his services in conjunction with PCI's public offering and (ii) options to purchase an additional 10,000 shares at $5.25 per share, which vested on March 1, 1998, when he was terminated as Chief Executive Officer upon the Board's determination that he had cooperated in a smooth transition to the next Chief Executive Officer. The Amendment was ratified by all disinterested directors, including the independent directors.

   Settlement of Compensation Disputes with Founders. On March 3, 1998, PCI entered into settlement agreements with each of Messrs. Jones, Greg Lambrecht and Steve Lambrecht relating to their compensation disputes with PCI. The terms of the settlements are set forth under "Executive Compensation - Employment Agreements - Settlement of Compensation Disputes with Founders." The settlements were approved by all disinterested directors, including the independent directors.

   Termination of Rose Hearts Distributorship Agreement. On February 27, 1998, PCI notified Rose Hearts, Inc. that its Distributorship Agreement with PCI would terminate on March 28, 1998. Rose Hearts is wholly-owned and controlled by director and former officer

Greg P. Lambrecht. We originally entered a distributorship relationship with this related-party company when PCI acquired Rose Hearts' cigar accounts and needed Rose Hearts' initial assistance in servicing these direct delivery accounts which are primarily located in the northwest U.S.

   The Rose Hearts distribution relationship differed from our other third-party distribution relationships in that we sell our cigars directly to our other third-party distributors who, in turn, ship or deliver directly to their own affiliated stores, perform their own collections and pay PCI directly. Currently Rose Hearts distributes PCI-owned cigars to stores operating under PCI retail distribution agreements and does not collect account payments, except for C.O.D. deliveries.

   Prior to September 30, 1997, and before we fully implemented our accounting and reporting systems, Rose Hearts provided invoicing and collection services for PCI. We had a related-party receivable from Rose Hearts of $11,772 at September 30, 1997, which was reduced to $886 as of December 31, 1997. Since September 30, 1997, Rose Hearts has continued to collect C.O.D. sales on account for PCI. We estimate that as of December 31, 1997 approximately $8,500 was due from Rose Hearts to PCI for C.O.D. sales. This amount and subsequent amounts for C.O.D. sales have not been received by PCI to date, although they may be offset by commissions owed to Rose Hearts. In addition, PCI incurred expenses for accounting services and warehouse support of approximately $14,000 relating to Rose Hearts sales.

   The December 31, 1997 balance of trade receivables relating to PCI accounts serviced by Rose Hearts, but for which PCI has ultimate collection responsibility, was approximately $80,000, of which $67,000 remains uncollected. A reserve of $18,000 for potential uncollectibility of this balance is recorded in our financial statements for the nine-month period ended December 31, 1997. PCI paid commissions on these sales by Rose Hearts based on our wholesale list price that includes applicable state tobacco taxes.

   Management terminated the Rose Hearts Distributorship Agreement after it determined that in practice, the Rose Hearts Distributorship Agreement was not as favorable to PCI as distributorship relationships generally available with unaffiliated third parties.


Item 13 - Exhibits and Reports on Form 8-K
------------------------------------------

   (a)   Exhibits

Exhibit    Exhibit Name                                  Method of Filing
-------    ------------                                  ----------------
Number
------

3.1        Articles of Incorporation                     **
3.2        By-Laws, as amended                           ***

4.1        Specimen Common Stock Certificate             ****
4.2        Description of Rights of Security Holders     *****
10.1       Working Agreement, dated November 12,         Exhibit filed herewith*
           1997, between CAN-AM and TRA Maritimes
10.2       Amendment to Employment Agreement, dated      Exhibit filed herewith
           November 19, 1997, between PCI and
           Steven A. Lambrecht
10.3       Retail Agreement, dated December 4, 1997,     Exhibit filed herewith*
           between PCI and Mobil Oil
           Corporation
10.4       Employment Agreement, dated December 15,      Exhibit filed herewith
           1997, between PCI and John E.
           Greenwell
10.5       Letter agreement, dated February 18, 1998,    Exhibit filed herewith
           between PCI and Karissa B. Nisted
10.6 Industrial Real Estate Lease, dated February Exhibit filed herewith 25, 1998, between PCI and Palo
           Cristi Airpark III, L.L.C.
10.7       First Amendment to Industrial Real Estate     Exhibit filed herewith
           Lease, dated February 26, 1998, between the
           Company and Palo Cristi Airpark III, L.L.C.
10.8       Agreement, dated March 3, 1998, between the   Exhibit filed herewith
           Company and Colin A. Jones
10.9       Agreement, dated March 3, 1998, between the   Exhibit filed herewith
           Company and Greg P. Lambrecht
10.10      Agreement, dated March 3, 1998, between the   Exhibit filed herewith
           Company and Steven A. Lambrecht
27.1       Financial Data Schedule                       Exhibit filed herewith
99.1       "Underwriting" section of Registration        ******
           Statement on Form SB-2

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

***      Incorporated by reference to Exhibit 3.2 of  Registration  Statement on
Form SB-2 (file no. 333-29985) declared effective on August 21, 1997.

****     Incorporated by reference to Exhibit 4.2 of  Registration  Statement on
Form SB-2 (file no. 333-29985) declared effective on August 21, 1997.

*****    Incorporated by reference to Exhibit 4.1 of  Registration  Statement on
Form SB-2 (file no. 333-29985) declared effective on August 21, 1997.

******   Incorporated by reference to pages 56-57 of  Registration  Statement on
Form SB-2 (file no. 333-29985) declared effective on August 21, 1997.


 (b)   Reports on Form 8-K

 Date of        Date
 Report         Filed             Description
 ------         -----             -----------

 10/23/97       11/05/97          Reporting change in fiscal year end from March
                                  31 to December 31.

 11/19/97        03/6/98          Subsequent  to the  December  31,  1997 fiscal
                                  year end,  reporting  Management  and Director
                                  changes  and   settlement   of  dispute   with
                                  departing officers.

                                   SIGNATURES

   In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PREMIUM CIGARS INTERNATIONAL, LTD.


By:     /s/ John E. Greenwell
    ------------------------------
     John E. Greenwell, President, Chief Executive
     Officer and Chief Operating Officer

Date:     March 31, 1998

   In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         Signature                          Title                                                Date
         ---------                          -----                                                ----
By:    /s/ William L. Anthony               Chairman of the Board of Directors                   03/31/98
    ------------------------------
     William L. Anthony

By:    /s/ John E. Greenwell                Director, President, Chief Executive                 03/31/98
    ------------------------------          Officer and Chief Operating Officer
     John E. Greenwell

By:    /s/ Stanley R. Hall                  Controller and principal accounting                  03/31/98
    ------------------------------          officer
     Stanley R. Hall

By:    /s/ Colin A. Jones                   Director                                             03/31/98
    ------------------------------
     Colin A. Jones

By:    /s/ Greg P. Lambrecht                Director                                             03/31/98
    ------------------------------
     Greg P. Lambrecht

By:    /s/ Steven A. Lambrecht              Director                                             03/31/98
    ------------------------------
     Steven A. Lambrecht

By: /s/ Robert H. Manschot                  Director                                             03/31/98
    ------------------------------
     Robert H. Manschot

By:    /s/ Atul Vashistha                   Director                                             03/31/98
    ------------------------------
     Atul Vashistha

By:    /s/ Scott I. Lambrecht               Vice President of Operations and                     03/31/98
    ------------------------------          Secretary
     Scott I. Lambrecht

By:    /s/ James B. Stanley                 Vice President of Purchasing and                     03/31/98
    ------------------------------          Assistant Secretary
     James B. Stanley




                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                            PAGE

INDEPENDENT AUDITORS' REPORT.................................................F-1

CONSOLIDATED BALANCE SHEET AS OF DECEMBER 31, 1997...........................F-2

CONSOLIDATED STATEMENT OF OPERATIONS FOR THE NINE
   MONTH PERIOD ENDED DECEMBER 31, 1997 AND FOR THE PERIOD
   FROM THE DATE OF INCEPTION, JUNE 1, 1996 UNTIL
   MARCH 31, 1997............................................................F-3

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
   FOR THE NINE MONTH PERIOD ENDED DECEMBER 31, 1997
   AND FOR THE PERIOD FROM THE DATE OF INCEPTION,
   JUNE 1, 1996 UNTIL MARCH 31, 1997.........................................F-4

CONSOLIDATED STATEMENT OF CASH FLOWS FOR THE NINE
   MONTH PERIOD ENDED DECEMBER 31, 1997 AND FOR THE
   PERIOD FROM THE DATE OF INCEPTION, JUNE 1, 1996
   UNTIL MARCH 31, 1997......................................................F-5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS...................................F-7

                       PREMIUM CIGARS INTERNATIONAL, LTD.
                                 AND SUBSIDIARY

                        CONSOLIDATED FINANCIAL STATEMENTS

                            For The Nine Months Ended
                          December 31, 1997 and For The
                       Period From The Date of Inception,
                       June 1, 1996 Through March 31, 1997

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------



To The Board of Directors of
Premium Cigars International, Ltd.


We have audited the accompanying consolidated balance sheet of Premium Cigars International, Ltd. and Subsidiary as of December 31, 1997, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the nine months ended December 31, 1997, and for the period from the date of inception, June 1, 1996 through March 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Premium Cigars International, Ltd. and Subsidiary as of December 31, 1997, and the results of its operations, changes in stockholders' equity, and its cash flows for the nine months ended December 31, 1997, and for the period from the date of inception, June 1, 1996 through March 31, 1997, in conformity with generally accepted accounting principles.


Semple & Cooper, LLP

Phoenix, Arizona
March 5, 1998

                PREMIUM CIGARS INTERNATIONAL, LTD. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                                December 31, 1997

                                     ASSETS

Current Assets:
   Cash and cash equivalents (Notes 1 and 2)                        $ 1,264,365
   Available for sale securities (Notes 1 and 3)                      3,470,471
   Accounts receivable - trade, net (Note 1)                            637,478
   Inventory, net (Notes 1 and 6)                                     1,322,258
   Other current assets                                                  68,876
                                                                    -----------

        Total Current Assets                                          6,763,448
                                                                    -----------

Property and Equipment, net (Notes 1 and 7)                             195,201
                                                                    -----------
Other Assets:
   Humidors, net (Note 1)                                               761,135
   Notes receivable - related parties (Note 4)                           93,123
   Organizational costs, net (Note 1)                                    34,700
   Deposits                                                               3,286
                                                                    -----------
                                                                        892,244
                                                                    -----------

        Total Assets                                                $ 7,850,893
                                                                    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Accounts payable - trade                                             469,989
   Accrued expenses
     - tobacco taxes                                                    408,129
     - other (Note 9)                                                   273,880
                                                                    -----------

        Total Current Liabilities                                     1,151,998
                                                                    -----------

Commitments and Contingencies: (Notes 4 and 11)                            --
                                                                    -----------
Stockholders' Equity: (Note 12)
   Common stock - no par value, 10,000,000 shares authorized,
     3,469,092 shares issued and outstanding                          8,655,339
   Additional paid-in capital                                           150,000
   Common stock warrants                                                  1,710
   Foreign currency translation adjustment (Note 15)                      3,371
   Accumulated deficit                                               (2,111,525)
                                                                    -----------

Total Stockholders' Equity                                            6,698,895
                                                                    -----------

        Total Liabilities and Stockholders' Equity                  $ 7,850,893
                                                                    ===========


                   The Accompanying Notes are an Integral Part
                    of the Consolidated Financial Statements

                PREMIUM CIGARS INTERNATIONAL, LTD. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 For The Nine Months Ended December 31, 1997 and
             For The Period From The Date of Inception, June 1, 1996
                             Through March 31, 1997

                                                     Nine Months      Inception
                                                        Ended          Through
                                                     December 31,     March 31,
                                                         1997           1997
                                                         ----           ----

Net Sales                                            $ 3,362,275    $   845,571

Cost of Sales (Note 9)                                 2,798,672        643,790
                                                     -----------    -----------

Gross Profit                                             563,603        201,781

Selling, General and Administrative                    2,273,725        323,776

Stock Based Compensation (Note 12)                       110,000        207,625
                                                     -----------    -----------

Loss from Operations                                  (1,820,122)      (329,620)
                                                     -----------    -----------

Other Income (Expense):
  Interest income                                        113,131           --
  Interest expense                                       (44,272)       (21,292)
  Other                                                      918            963
  Foreign currency transaction gain (loss)               (10,038)        (1,193)
                                                     -----------    -----------

                                                          59,739        (21,522)
                                                     -----------    -----------

Net Loss                                             $(1,760,383)   $  (351,142)
                                                     ===========    ===========

Loss per Share (Note 1)                              $      (.82)   $      (.24)
                                                     ===========    ===========

Weighted Average Number of Shares Outstanding          2,156,076      1,480,500
                                                     ===========    ===========


                   The Accompanying Notes are an Integral Part
                    of the Consolidated Financial Statements

                PREMIUM CIGARS INTERNATIONAL, LTD. AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                 For The Nine Months Ended December 31, 1997 and
 For The Period From The Date of Inception, June 1, 1996 Through March 31, 1997



                                      Common Stock          Additional
                               --------------------------     Paid-in    Common Stock
                                  Shares         Amount       Capital      Warrants
                                  ------         ------       -------      --------

Balance, June 1, 1996                 --      $      --     $      --     $      --
Shares issued for cash           1,433,400        212,050          --            --
Shares issued for services          47,100        207,625          --            --
Net loss for the period
  from the date of
  inception, June 1, 1996
  through March 31, 1997              --             --            --            --
                               -----------    -----------   -----------   -----------

Balance, March 31, 1997          1,480,500        419,675          --            --

Purchase of treasury stock         (15,000)          --            --            --
Treasury shares issued for
  services                          15,000         32,500          --            --
Additional compensation
  recorded on private
  transactions                        --           72,500          --            --
Additional capital
  contribution                        --             --         150,000          --
Shares issued in initial
  public offering, net of
  offering costs of
  $2,309,444                     1,988,592      8,130,664          --            --
Proceeds from issuance
  of warrants                         --             --            --           1,710
Aggregate adjustment
  resulting from translation
  of financial statements
  into U.S. dollars                   --             --            --            --
Net loss for the nine months
  ended December 31, 1997             --             --            --            --
                               -----------    -----------   -----------   -----------
Balance at December 31,
  1997                           3,469,092    $ 8,655,339   $   150,000   $     1,710
                               ===========    ===========   ===========   ===========

                   The Accompanying Notes are an Integral Part
                    of the Consolidated Financial Statements

                PREMIUM CIGARS INTERNATIONAL, LTD. AND SUBSIDIARY
     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (CONTINUED)
                 For The Nine Months Ended December 31, 1997 and
 For The Period From The Date of Inception, June 1, 1996 Through March 31, 1997


                                               Foreign
                                               Currency                        Total
                                Treasury     Translation    Accumulated     Stockholders'
                                  Stock       Adjustment      Deficit          Equity
                                  -----       ----------      -------          ------

Balance, June 1, 1996          $      --      $      --      $      --      $      --
Shares issued for cash                --             --             --          212,050
Shares issued for services            --             --             --          207,625
Net loss for the period
  from the date of
  inception, June 1, 1996
  through March 31, 1997              --             --         (351,142)      (351,142)
                               -----------    -----------    -----------    -----------

Balance, March 31, 1997               --             --         (351,142)        68,533

Purchase of treasury stock          (5,000)          --             --           (5,000)
Treasury shares issued for
  services                           5,000           --             --           37,500
Additional compensation
  recorded on private
  transactions                        --             --             --           72,500
Additional capital
  contribution                        --             --             --          150,000
Shares issued in initial
  public offering, net of
  offering costs of
  $2,309,444                          --             --             --        8,130,664
Proceeds from issuance
  of warrants                         --             --             --            1,710
Aggregate adjustment
  resulting from translation
  of financial statements
  into U.S. dollars                   --            3,371           --            3,371
Net loss for the nine months
  ended December 31, 1997             --             --       (1,760,383)    (1,760,383)
                               -----------    -----------    -----------    -----------
Balance at December 31,
  1997                         $      --      $     3,371    $(2,111,525)   $ 6,698,895
                               ===========    ===========    ===========    ===========

                   The Accompanying Notes are an Integral Part
                    of the Consolidated Financial Statements

                PREMIUM CIGARS INTERNATIONAL, LTD. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 For The Nine Months Ended December 31, 1997 and
 For The Period From The Date of Inception, June 1, 1996 Through March 31, 1997

                                                          Nine Months     Inception
                                                             Ended         Through
                                                          December 31,     March 31,
                                                              1997           1997
                                                              ----           ----
Increase (Decrease) in Cash and Cash Equivalents:

Cash flows from operating activities:
   Cash received from customers                           $ 2,560,015    $   782,234
   Cash paid to suppliers and employees                    (5,014,455)      (827,701)
   Interest paid                                              (44,272)       (21,292)
   Interest received                                           47,659           --
                                                          -----------    -----------

          Net cash used for operating activities           (2,451,053)       (66,759)
                                                          -----------    -----------
Cash flows from investing activities:
   Purchase of investments                                 (3,411,897)          --
   Purchase of property and equipment                        (201,829)       (23,302)
   Purchase of humidors                                      (865,340)       (71,451)
   Disbursements for notes receivable - related parties          --          (86,225)
   Organizational costs                                        (8,151)       (32,386)
   Deferred offering costs                                       --          (53,550)
                                                          -----------    -----------

          Net cash used by investing activities            (4,487,217)      (266,914)
                                                          -----------    -----------
Cash flows from financing activities:
   Proceeds from notes payable                                850,000         50,000
   Payments on notes payable                                 (900,000)          --
   Proceeds from notes payable - related parties              150,000        129,641
   Payments on notes payable - related parties               (279,641)          --
   Proceeds from issuance of common stock                   8,179,214        212,050
   Proceeds from issuance of common stock warrants              1,710           --
   Contributed capital                                        150,000           --
                                                          -----------    -----------

          Net cash provided by financing activities         8,151,283        391,691
                                                          -----------    -----------
Effect of exchange rate changes on cash and cash
   equivalents                                                 (6,666)          --
                                                          -----------    -----------

Net increase in cash and cash equivalents                   1,206,347         58,018

Cash and cash equivalents at beginning of period               58,018           --
                                                          -----------    -----------

Cash and cash equivalents at end of period                $ 1,264,365    $    58,018
                                                          ===========    ===========

                   The Accompanying Notes are an Integral Part
                    of the Consolidated Fi
nancial Statements

                PREMIUM CIGARS INTERNATIONAL, LTD. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                 For The Nine Months Ended December 31, 1997 and
 For The Period From The Date of Inception, June 1, 1996 Through March 31, 1997

                                                                               Nine Months     Inception
                                                                                  Ended         Through
                                                                               December 31,     March 31,
                                                                                   1997           1997
                                                                                   ----           ----
Reconciliation of Net Loss to Net Cash Used for
  Operating Activities:

Net Loss                                                                       $(1,760,383)   $  (351,142)
                                                                               -----------    -----------
Adjustments to reconcile net loss to net cash
  used for operating activities:
    Depreciation and amortization                                                  200,210         11,212
    Accrued interest added to principal of notes
      receivable - related parties                                                  (6,898)          --
    Stock issued for services                                                      110,000        207,625
    Accrued interest added to available for sale securities                        (58,574)          --
    Effect of changes in foreign currency                                           10,038           --

Changes in Assets and Liabilities:
    Accounts receivable
      - trade                                                                     (573,178)       (64,300)
      - related parties                                                              8,497         (8,497)
    Inventory                                                                   (1,195,921)      (126,337)
    Other current assets                                                           (53,269)       (15,607)
    Deposits                                                                        (3,286)          --
    Accounts payable - trade                                                       360,735        109,254
    Accrued expenses
      - tobacco taxes                                                              307,796        100,333
      - other                                                                      203,180         70,700
                                                                               -----------    -----------

                                                                                  (690,670)       284,383
                                                                               -----------    -----------

Net cash used for operating activities                                         $(2,451,053)   $   (66,759)
                                                                               ===========    ===========

                   The Accompanying Notes are an Integral Part
                    of the Consolidated Financial Statements

                PREMIUM CIGARS INTERNATIONAL, LTD. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies, Nature of Operations and Use of Estimates:

         Nature of Operations:

         Premium Cigars International, Ltd. (the "Company") is a Corporation organized under the laws of the State of Arizona on December 16, 1996. CAN-AM International Investments Corp. (CAN-AM), a British Columbia Canadian corporation, was incorporated on June 20, 1996. The Company acquired all of the outstanding stock of CAN-AM on December 31, 1996. The business purpose of the Company is the distribution of premium cigars using countertop humidors in convenience stores, grocery stores and other retail outlet markets. The Company conducts business throughout the United States. The Company's wholly-owned subsidiary, CAN-AM, operates throughout greater Canada.

         Change in Year End:

         The Company elected to change its year end to December 31, effective with the period ended December 31, 1997. The Company previously used a March 31 fiscal year end. As a result of the change, the period ended December 31, 1997 represents a nine month period.

         Significant Transactions:

         Prior to January 1, 1997, CAN-AM acquired all existing cigar accounts, cigar related inventory, humidors, other assets and the related trade accounts payable and tobacco tax liabilities from J&M Wholesale, Ltd. and Rose Hearts, Inc. These corporations were owned by certain members of the founding group of Premium Cigars International, Ltd. As all acquisitions and account purchases were consummated within a controlled group, the cigar operations of J&M Wholesale, Ltd. and Rose Hearts, Inc. are included in the accompanying financial statements from the date of commencement of cigar sales, June 1, 1996.

         Principles of Consolidation:

         The consolidated financial statements include the activity of Premium Cigars International, Ltd., together with its wholly-owned subsidiary, CAN-AM, and its predecessors cigar related activity of J&M Wholesale, Ltd. and Rose Hearts, Inc. The activity of CAN-AM and its predecessors is included in the consolidated financial statements from the date of commencement of cigar operations, June 1, 1996. All significant intercompany accounts and transactions have been eliminated.

         Pervasiveness of Estimates:

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, and liabilities and disclosure of contingent assets and liabilities, at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         Significant estimates are used when accounting for allowance for doubtful accounts, inventory reserves, depreciation and amortization, accruals, taxes, contingencies and sales returns, which are discussed in the respective notes to the consolidated financial statements.

         Cash and Cash Equivalents:

         Cash equivalents are considered to be all highly liquid investments purchased with a maturity of three (3) months or less.

                PREMIUM CIGARS INTERNATIONAL, LTD. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Summary of Significant Accounting Policies, Nature of Operations and Use of Estimates: (Continued)

         Investments:

         The Company has classified its investment portfolio as available-for-sale in accordance with the provisions of SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities". Available-for-sale securities are stated at fair value with unrealized gains and losses included in stockholders' equity. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in interest income. Realized gains and losses are included in other income (expense). The cost of securities sold is based on the specific identification method.

         Accounts Receivable - Trade:

         Accounts receivable - trade represents amounts earned but not collected in connection with the sale of cigars and cigar accessories.

         The Company follows the allowance method of recognizing uncollectible accounts receivable. The allowance method recognizes bad debt expense as a percentage of accounts receivable based on prior collection history and a review of individual accounts outstanding. At December 31, 1997, an allowance has been provided for potentially uncollectible accounts receivable in the amount of $74,198.

         Inventory:

         Inventory quantities and valuation were determined based upon a physical count, and pricing of same at December 31, 1997. Inventory is stated at the lower of cost, first-in, first-out method, or market. Inventory quantities are periodically reviewed by management for spoilage and an allowance is established to provide for same.

         Property and Equipment:

         Property and equipment are recorded at cost. Depreciation is provided for on the straight-line method, over the following estimated useful lives.

                 Computer equipment              3 years
                 Equipment                     5-7 years
                 Furniture and fixtures        5-7 years

         Maintenance and repairs that neither materially add to the value of the property nor appreciably prolong its life are charged to expense as incurred. Betterments or renewals are capitalized when incurred. For the nine months ended December 31, 1997, and for the period from the date of inception, June 1, 1996 through March 31, 1997, depreciation expense was $30,096 and $247, respectively.

         Humidors:

         Humidors are used to display cigars available for sale at retail outlets. The humidors are being amortized ratably over a two (2) year period. For the nine months ended December 31, 1997, and for the period from the date of inception, June 1, 1996 through March 31, 1997, amortization expense was $164,691 and $10,965, respectively.

         Advertising Costs:

         Advertising costs are charged to operations when incurred. For the nine months ended December 31, 1997 and for the period from the date of inception, June 1, 1996 through March 31, 1997, advertising expense was $113,596 and $9,264, respectively.

         Organization Costs:

         Organization costs consist of costs incurred in relation to the formation of the Corporation and its wholly-owned subsidiary. These costs are being amortized ratably over five (5) years.

                PREMIUM CIGARS INTERNATIONAL, LTD. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Summary of Significant Accounting Policies, Nature of Operations and Use of Estimates: (Continued)

         Income Taxes:

         Deferred income taxes are provided on an asset and liability method, whereby deferred tax assets are recognized for deductible temporary differences and operating loss carryforwards. Deferred tax liabilities are recognized for taxable temporary differences. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

         Translation of Foreign Currencies:

         Account balances and transactions denominated in foreign currencies and
         the  accounts  of  the  Corporation's   foreign  operations  have  been
         translated into United States funds, as follows:

                  Assets and liabilities at the rates of exchange prevailing at the balance sheet date;

                  Revenue and expenses at average exchange rates for the period in which the transaction occurred;

                  Exchange gains and losses arising from foreign currency transactions are included in the determination of net earnings for the period;

                  Exchange gains and losses arising from the translation of the Corporation's foreign operations are deferred and included as a separate component of stockholders' equity.

         Stock-Based Compensation:

         The Company has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25) and related interpretations in accounting for its employee stock options. Under APB 25, because the exercise price of employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recorded. The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (Statement
         123).

         Loss Per Share:

         During the period ended March 31, 1997, the Company's Board of Directors approved an Initial Public Offering of its common stock which was completed on August 29, 1997. The Initial Public Offering price to the public was $5.25 per share. Pursuant to the Securities and Exchange Commission rules, common stock issued for consideration below the $5.25 per share Initial Public Offering price during the twelve (12) months prior to filing the Registration Statement, have been included in the weighted average number of shares outstanding from the beginning of the period. Diluted earnings per share are not presented, as their effect is anti-dilutive.

                PREMIUM CIGARS INTERNATIONAL, LTD. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Summary of Significant Accounting Policies, Nature of Operations and Use of Estimates: (Continued)

         New Accounting Pronouncements:

         During the nine months ended December 31, 1997, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS No. 128). This pronouncement provides a different method of calculating earnings per share than was required by APB 15, Earnings per Share. SFAS No. 128 provides for the calculation of Basic and Diluted earnings per share. Basic earnings per share include no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity similar to fully diluted earnings per share. Due to net losses for the nine months ended December 31, 1997 and the period from the date of inception, June 1, 1996 through December 31, 1997, this statement has no effect on its reported loss per share.

         During the nine months ended December 31, 1997, the Company adopted Statement of Financial Accounting Standards No. 129, "Disclosure of Information about Capital Structure" (SFAS No. 129). The new standard reinstates various securities disclosure requirements previously in effect under Accounting Principles Board Opinion No. 15, which has been superseded by SFAS No. 128. The adoption of SFAS No. 129 did not have a material effect on the Company's financial position or results of operations.

         Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS No. 130) is effective for financial statements with fiscal years beginning after December 15, 1997. Earlier application is permitted. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. The Company does not expect adoption of SFAS No. 130 to have a material effect, if any, on its financial position or results of operations.

2.       Concentration of Credit Risk:

         The Company maintains cash balances at various financial institutions. Deposits not to exceed $100,000 at the financial institution are insured by the Federal Deposit Insurance Corporation. As of December 31, 1997, the Company had approximately $1,183,013 of uninsured cash.

3.       Investment Securities:

         The amortized cost and fair value (based on quoted market prices) of debt securities at December 31, 1997 are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. The following securities mature contractually in February, 1998. Securities available for sale are as shown below:

                                                   Securities Available-for-Sale
                                                   -----------------------------
                                                   Amortized
                                                     Cost             Fair Value
                                                     ----             ----------

                  U.S. Treasury Bills              $3,470,471         $3,470,471
                                                   ==========         ==========

                PREMIUM CIGARS INTERNATIONAL, LTD. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.       Related Party Transactions:

         Notes Receivable - Related Parties:

         At December 31, 1997, notes receivable - related parties are comprised of 6% interest bearing notes from two (2) stockholders in the aggregate amount of $86,225. The notes and all accrued interest are due on March 31, 1999. Included in the principal balance at December 31, 1997 is accrued interest in the amount of $6,898, earned during the nine months period ended December 31, 1997.

         Notes Payable - Related Parties:

         For the nine months ended December 31, 1997, and for the period from the date of inception, June 1, 1996 through March 31, 1997, interest expense under a note payable to a related party was $10,773 and $19,800, respectively. The note was converted to a bridge note during June, 1997 (See Note 12).

         Commitments:

         During the nine months ended December 31, 1997, the Company entered into a distributorship agreement with Rose Hearts, Inc. which is wholly owned by a director of the Company, which provides for commission payments of ten percent (10%) to twenty-two percent (22%) of the product cost to the stores. Although the Company has no other written distributor agreements at this time, it was management's belief at the inception of the agreement the distribution fee represented a reasonable cost if the services were to be performed by an independent party. During the nine months ended December 31, 1997, the Company incurred approximately $67,000 in commission expense under this agreement. Subsequent to year end, Management terminated the agreement after it determined that in practice, the agreement was not as favorable to the Company as those generally available with unaffiliated third parties.

5.       Fair Value of Financial Instruments:

         Estimated fair values of the Company's financial instruments are as follows:

                                                        December 31, 1997
                                                        -----------------
                                                    Carrying
                                                     Amount           Fair Value
                                                     ------           ----------

         Available for sale securities             $3,470,471         $3,470,471
                                                   ==========         ==========

         The carrying amount of available for sale securities approximates fair value. The fair market value of notes receivable - related parties cannot be determined due to its related party nature.

6.       Inventory:

         As of December 31, 1997, inventory consists of the following:

                 Cigars                                      $1,281,488
                 Cigar accessories                              100,867
                 Reserve for inventory spoilage                 (60,097)
                                                             ----------

                                                             $1,322,258
                                                             ==========

                PREMIUM CIGARS INTERNATIONAL, LTD. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.       Property and Equipment:

         At December 31, 1997, property and equipment consists of the following:

                 Computer equipment                             $  137,373
                 Equipment                                          49,456
                 Furniture and fixtures                             38,273
                                                                ----------
                                                                   225,102
                 Less: accumulated depreciation                    (29,901)
                                                                ----------

                                                                $  195,201
                                                                ==========

8.       Line of Credit:

         As of December 31, 1997, the Company has a $1,000,000 revolving line of credit with Johnson Bank. The line expires on December 31, 1998, and provides for interest at the prime rate. The line is secured by available for sale securities. At December 31, 1997, there was no outstanding balance under the line of credit.

9.       Accrued Expenses - Other:

         Included in accrued expenses - other as of December 31, 1997, is an accrual for a cigar trade-out program in the amount of $110,000 which has been charged against cost of sales for the nine months ended December 31, 1997. The program, which was implemented during the first quarter of 1998 for cigars sold during 1997, is targeted at replacing slower selling cigars with an improved product mix. The charge consists of management's best estimate of the shipping costs and the impairment of value of the cigars to be returned under the program. This program is anticipated to be completed during the second quarter of 1998. The establishment of this accrual required the use of significant estimates by management. The Company believes the techniques and assumptions used in establishing this accrual are appropriate.

10.      Income Taxes:

         At December 31, 1997, the Company has available approximately $1,400,000 of U.S. operating loss carryforwards that may be applied against future taxable income. In addition, the Company has a Canadian net operating loss carryforward in the approximate amount of $135,000 (Canadian dollars). The United States and Canadian operating losses will expire primarily through 2012 and 2004, respectively.

         As of December 31, 1997, deferred income tax assets consist of:

                 Net operating loss carryforwards               $  570,000
                 Other                                             100,000
                                                                ----------
                                                                   670,000
                 Less: valuation allowance                        (670,000)
                                                                ----------

                 Total deferred taxes                           $     -
                                                                ==========

         The Company has established a valuation allowance equal to the full amount of the deferred tax asset because the utilization of the assets is uncertain.

                PREMIUM CIGARS INTERNATIONAL, LTD. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11.      Commitments and Contingencies:

         Operating Leases:

         During the nine months ended December 31, 1997, the Company leased office and warehouse space in Scottsdale, Arizona. In February, 1998, the parties under the aforementioned lease mutually agreed to cancel the agreement, and the Company entered into a non-cancellable agreement for new property at a different location, expiring April 30, 2003. The terms of this lease provide for monthly payments ranging from $18,000 to $19,000. The lease terms also require the Company to pay common area maintenance, taxes, and certain other incidental costs.

         A  schedule   of  future   minimum   lease   payments   due  under  the
         non-cancellable  operating  lease  agreements for each of the next five
         (5) years, is as follows:

                    Year Ending
                    December 31,                               Amount
                    ------------                               ------

                       1998                                $  144,000
                       1999                                   216,000
                       2000                                   216,000
                       2001                                   224,000
                       2002                                   228,000
                    Subsequent                                 76,000
                                                           ----------
                                                           $1,104,000
                                                           ==========

         For the nine months ended December 31, 1997, rent expense under the aforementioned operating lease agreements was $54,628.

         Employment Agreements:

         During 1997, the Company entered into employment  agreements with three
         (3) former officers of the Corporation. The agreements were cancellable at any time by either party. The Company also has agreed to pay two (2) of the officers a management fee in the amount of $80,000 each. The fee was to be paid over a sixteen (16) month period. During the nine month period ended December 31, 1997, the management fees were paid in full. Subsequent to December 31, 1997, the above employment agreements were terminated (See Note 16).

12.      Stockholders' Equity:

         Stock-Based Compensation:

         During the period from the date of inception, June 1, 1996 through March 31, 1997, the Company sold 175,500 common shares for $16,750. The stock was valued at $1.25 per share, resulting in compensation of $202,625. In addition, 15,000 shares were issued for services valued at $5,000.

         During the nine months ended December 31, 1997, the Company's then Chief Executive Officer sold common stock at a price below fair market value. As such, an additional $110,000 was recorded as compensation.

         Bridge Notes:

         During the nine months ended December 31, 1997, the Company obtained $1,000,000 in bridge notes with various investors, including two (2) related parties. The net proceeds on $900,000 of the debt was $810,000, with an additional $100,000 of related party debt converted to bridge notes. The bridge notes were paid in full with the proceeds of the initial public offering. As the notes were paid in full, the $90,000 in loan fees was expensed during the period. For the nine months ended December 31, 1997, interest expense on the notes was approximately $33,500.

         The investors of the bridge financing were also issued common stock purchase warrants (See below).

                PREMIUM CIGARS INTERNATIONAL, LTD. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12.      Stockholders' Equity: (Continued)

         Common Stock Options and Warrants:

         During the nine months ended December 31, 1997, the Company issued 257,500 options to directors and officers of the Company, with 247,500 exercisable at $5.25 per share, and 10,000 exercisable at $2.69 per share. The options expire five (5) years from the date of issuance, with vesting periods of zero (0) to three (3) years and exercisable one
         (1) year after the vesting date. As of December 31, 1997, none of the options have been exercised.

         During the nine months ended December 31, 1997, the Company, in connection with the bridge financing, issued warrants to purchase 380,226 shares of common stock with 361,215 exercisable at $2.63 per share, and 19,011 exercisable at $5.25 per share. The warrants expire five (5) years from the date of issuance. As of December 31, 1997, none of the warrants have been exercised.

         During the nine months ended December 31, 1997, the Company issued underwriter warrants to purchase 170,952 shares of common stock, exercisable at $8.40 per share, expiring five (5) years from the date of issuance, and exercisable one (1) year after grant date. As of December 31, 1997, none of the warrants have been exercised.

         During the nine months ended December 31, 1997, the Company issued 50,000 options to its public relations firm, exercisable at $8.40 per share, expiring five (5) years from the date of issuance. The options vest ratably over a five (5) year period and become exercisable one (1) year after the vest date. No value was assigned on this transaction. As of December 31, 1997, none of the options have been exercised.

         The following summarizes stock option and warrant transactions:

                                                Stock                  Weighted Average
                                               Options      Warrants    Exercise Price
                                               -------      --------    --------------
         Outstanding at March 31, 1997            --            --          $ --
           Granted                             307,500       551,178         4.93
           Exercised                              --            --            --
           Expired                                --            --            --
                                               -------       -------        -----
         Outstanding at December 31, 1997      307,500       551,178        $4.93
                                               =======       =======        =====

         Information relating to stock options and warrants at December 31, 1997, summarized by exercise price, are as follows:

                 Exercise                    Weighted
                  Price                      Average
                   per         Number         Life          Number
                  Share      Outstanding     (Years)     Exercisable
                  -----      -----------     -------     -----------

                  $2.63        361,215          5          361,215
                  $2.69         10,000          5             --
                  $5.25        266,511          5           19,011
                  $8.40        220,952          5             --

                PREMIUM CIGARS INTERNATIONAL, LTD. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12.      Stockholders' Equity: (Continued)

         Common Stock Options and Warrants: (Continued)

         All stock options issued to employees have an exercise price not less than the fair market value of the Company's common stock on the date of grant. In accordance with accounting for such options utilizing the intrinsic value method, there is no related compensation expense recorded in the Company's financial statements for the nine months ended December 31, 1997. Pro forma information regarding net income
         (loss) and earnings (loss) per share are required by SFAS No. 123. Had compensation cost for stock-based compensation been determined based on the fair value of the options at the grant dates consistent with the method of SFAS No. 123, the Company's net loss and loss per share for the nine months ended December 31, 1997 would have been increased to the pro forma amounts presented below:

                                                  Nine Months Ended
                                                  December 31, 1997
                                                  -----------------

            Net loss:
              As reported                         $(1,760,383)
              Pro forma                            (2,160,321)

            Net loss:
              As reported                         $      (.82)
              Pro forma                                 (1.05)

         The fair value of the option grants is estimated as of the date of grant utilizing the Black-Scholes option-pricing model with the following weighted average assumptions for grants in 1997; expected life of options three (3) years, expected volatility of 55%, risk-free interest rate of 6%, and a 0% dividend yield. The weighted average fair value at date of grant for options granted during 1997 approximated $1.55.

         Public Offering:

         During the nine month period ended December 31, 1997, the Company completed an initial public offering during which it sold 1,988,592 shares of its no par value common stock at a price of $5.25 per share, sold under its Registration Statement No. 33-29985 Prospectus dated August 21, 1997. Gross proceeds of approximately $10,440,000 were received by the Company.

         Common Stock Split:

         On May 31, 1997, the Company declared a three for one (3-1) split of its common stock. The accompanying consolidated financial statements give retroactive effect to the stock split.

13.      Concentrations:

         Economic Dependency:

         For the nine months ended December 31, 1997, the Company had three (3) suppliers which accounted for approximately twenty percent (20%), fifteen percent (15%) and fourteen percent (14%) of the Company's cigar purchases, respectively. As of December 31, 1997, amounts due to these suppliers included in accounts payable were approximately $29,500, $1,000, and $52,000, respectively. For the period from the date of inception, June 1, 1996 through March 31, 1997, the Company had a supplier who accounted for approximately seventy-one percent (71%) of the Company's cigar purchases.

         For the nine months ended December 31, 1997, and the period from the date of inception, June 1, 1996 through March 31, 1997, the Company's largest customer accounted for approximately seventy percent (70%) and eighty-two percent (82%) of the Company's sales, respectively. As of December 31, 1997, there are accounts receivable of approximately $82,500 due from this customer.

                PREMIUM CIGARS INTERNATIONAL, LTD. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13.      Concentrations: (Continued)

         Foreign Operations:

         For the nine months ended December 31, 1997 and for the period from the date of inception, June 1, 1996 through March 31, 1997, the Company's foreign subsidiary recorded revenue representing approximately thirty-nine percent (39%) and ninety-three percent (93%) of total revenues, respectively.

14.      Statements of Cash Flows:

         Non-Cash Financing and Investing Activities:

         During the nine months ended December 31, 1997, the Company recognized investing and financing activities that affected its assets, liabilities and equity, but did not result in cash receipts or payments. These non-cash activities are as follows:

                  Sales  of  shares  of  common  stock  by the  Company's  Chief
                  Executive Officer were valued at $2.50 per share, which exceeded the cash sales price. Therefore, an additional $110,000 was reported as compensation.

                  Accrued interest in the amount of $6,898 was added to the principal of notes receivable - related parties.

                  A related party note payable in the amount of $100,000 was converted into a bridge financing loan.

                  The Company added accrued interest to the principal balance of available for sale securities in the amount of $58,574.

                  The Company offset $53,550 of deferred offering costs from the
                  prior  year  against  the  proceeds  of  the  initial   public
                  offering.

         During the period from the date of inception, June 1, 1996 through March 31, 1997, the Company recognized financing activities that affected its assets, liabilities and equity, but did not result in cash receipts or payments. These non-cash activities are as follows:

                  Common stock was issued for services and compensation valued at $207,625. This was based upon 175,500 shares sold on March 5, 1997 for $16,750, which were valued at $1.25 per share.

15.      Foreign Currency:

         Foreign currency transactions resulted in an aggregate exchange loss of $10,038 for the nine months ended December 31, 1997, and $1,193 for the period from the date of inception, June 1, 1996 through March 31, 1997. Foreign currency translations resulted in an aggregate exchange gain of $3,371 for the nine months ended December 31, 1997, and were immaterial for the period from the date of inception, June 1, 1996 through March 31, 1997.

16.      Subsequent Events:

         In February, 1998, the Company terminated its Distributorship Agreement with Rose Hearts, Inc.

         Subsequent  to the year end,  the  Company  terminated  its  Employment
         Agreements with its then Chief Executive Officer and two (2) Vice Presidents. As part of the severance compensation, each officer was paid nine (9) months of salary as specified under their employment agreements, and an additional lump-sum payment of $40,000 each as settlement for potential claims against the Company. As part of the settlement each of the individuals agreed to extend their non-compete clauses for an additional six months for a total of a full year and a half following termination of employment and released the Company from all claims or causes of action relating to their respective employment agreement and their employment with the Company.
                                      F-17