Form 10QSB
period 1998-03-31
PREMIUM CIGARS INTERNATIONAL LTD
filed 1998-05-15
CIK 1041479

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

       FOR THE QUARTER ENDED                       COMMISSION FILE NUMBER
       ---------------------                       ----------------------
       March 31, 1998                                             0-29414


                       PREMIUM CIGARS INTERNATIONAL, LTD.
        (Exact name of small business issuer as specified in its charter)


          Arizona                                      86-0846405
(state or other jurisdiction of          (I.R.S. Employer Identification Number)
incorporation or organization)

                             15849 North 77th Street
                            Scottsdale, Arizona 85260
                    (Address of principal office) (Zip code)

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

                               Yes   X   No
                                   -----    -----

As  of  March  31,  1998,   there  were  3,469,092   shares  of  Premium  Cigars
International, Ltd. common stock, no par value outstanding.

                                      INDEX
                                      -----

PART I - FINANCIAL INFORMATION

     Item 1 - Financial Statements....................................................3

     Condensed Consolidated Balance Sheet (Unaudited) as of March 31, 1998............3

     Condensed Consolidated Statement of Operations (Unaudited) for the
     three months ended March 31, 1998 and 1997.......................................4

     Condensed Consolidated Statement of Cash Flows (Unaudited) for the three months ended March 31, 1998 and 1997....................................................5

     Notes to Condensed Consolidated Financial Statements.............................6

     Special Note Regarding Forward-Looking Statements................................8

     Item 2 - Management's Discussion and Analysis or Plan of Operation...............9

PART II - OTHER INFORMATION

     Item 1 - Legal Proceedings......................................................12

     Item 2 - Changes in Securities and Use of Proceeds..............................12

     Item 3 - Defaults Upon Senior Securities........................................13

     Item 4 - Submission of Matters to a Vote of Security Holders....................14

     Item 5 - Other Information......................................................14

     Item 6 - Exhibits and Reports on Form 8-K.......................................14

SIGNATURES...........................................................................15

           PREMIUM CIGARS INTERNATIONAL, LTD. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED BALANCE SHEET

                                                                     March 31,
                                                                        1998
                                                                    -----------
                                                                     (Unaudited)
                                     ASSETS

Current Assets:
       Cash and cash equivalents                                    $   281,557
       Available for sale securities                                  3,013,905
       Accounts receivable - trade, net                                 511,414
       Inventory, net (Note 3)                                        1,465,505
       Other current assets (Notes 5 and 6)                             272,605
                                                                    -----------

               Total Current Assets                                   5,544,986
                                                                    -----------

Property and Equipment, net (Note 6)                                    230,660
                                                                    -----------

Other Assets:
       Humidors, net                                                    853,676
       Other assets                                                      53,954
                                                                    -----------
                                                                        907,630
                                                                    -----------

                                                                    $ 6,683,276
                                                                    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
       Accounts payable and accrued expenses (Note 4)                 1,376,299
                                                                    -----------

               Total current liabilities                              1,376,299
                                                                    -----------

Commitments and Contingencies (Note 6)                                     --
                                                                    -----------

Stockholders' Equity:
       Common stock - no par value, 10,000,000 shares
            authorized, 3,469,092 shares issued and outstanding       8,807,049
       Foreign currency translation adjustment                             (934)
       Accumulated deficit                                           (3,499,138)
                                                                    -----------

               Total Stockholders' Equity                             5,306,977
                                                                    -----------

                                                                    $ 6,683,276
                                                                    ===========

   The accompanying notes are an integral part of the condensed consolidated financial statements

                PREMIUM CIGARS INTERNATIONAL, LTD. & SUBSIDIARY
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                         Three Months Ended
                                                              March 31,
                                                     --------------------------
                                                         1998           1997
                                                     -----------    -----------
                                                     (Unaudited)    (Unaudited)

Net Sales                                            $ 1,255,904    $   332,926

Cost of Sales                                          1,081,461        250,126
                                                     -----------    -----------

Gross Profit                                             174,443         82,800

Selling, General and Administrative                    1,232,554        203,966

Severance Packages (Note 4)                              395,173

Stock Based Compensation                                                207,625
                                                     -----------    -----------

Loss from Operations                                  (1,453,284)      (328,791)

Other Income (Expense)                                    65,671        (11,740)
                                                     -----------    -----------

Net Loss                                             $(1,387,613)   $  (340,531)
                                                     ===========    ===========

Basic Loss per Share                                 $     (0.40)   $     (0.23)
                                                     ===========    ===========

Weighted Average Number of Shares Outstanding          3,469,092      1,480,500
                                                     ===========    ===========

   The accompanying notes are an integral part of the condensed consolidated financial statements

                    PREMIUM CIGARS INTERNATIONAL, LTD. AND SUBSIDIARY
                     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                     Three Months Ended
                                                                                          March 31,
                                                                                 --------------------------
                                                                                     1998           1997
                                                                                 -----------    -----------
                                                                                 (Unaudited)    (Unaudited)
Cash flows from operating activities:
         Net loss                                                                $(1,387,613)   $  (340,531)
         Adjustments to reconcile net loss to net cash provided by
            (used for) operating activities:
              Depreciation and amortization                                          131,491            967
              Deposits on equipment and office furniture                            (125,125)
              Accrual of severance packages                                          244,111
              Stock issued for services and compensation                                            207,625
              Net change in other assets and liabilities                             (40,504)       221,386
                                                                                 -----------    -----------

                          Net cash provided by (used for) operating activities    (1,177,640)        89,447
                                                                                 -----------    -----------

Cash flows from investing activities:
         Purchase of humidors                                                       (207,776)       (15,650)
         Purchase of equipment                                                       (49,674)       (23,302)
         Other uses (net)                                                                          (146,911)
         Proceeds from sale of available for sale securities                         456,566
                                                                                 -----------    -----------

                          Net cash provided by (used for) investing activities       199,116       (185,863)
                                                                                 -----------    -----------

Cash flows from financing activities:
         Proceeds from notes payable                                                                 60,350
         Proceeds from issuance of common stock                                                      42,415
                                                                                 -----------    -----------

                          Net cash provided by financing activities                     --          102,765
                                                                                 -----------    -----------

Effect of exchange rate changes on cash and cash equivalents                          (4,284)          --
                                                                                 -----------    -----------

Net increase (decrease) in cash and cash equivalents                                (982,808)         6,349

Cash and cash equivalents, beginning of period                                     1,264,365         51,669
                                                                                 -----------    -----------

Cash and cash equivalents, end of period                                         $   281,557    $    58,018
                                                                                 ===========    ===========

   The accompanying notes are an integral part of the condensed consolidated financial statements

                 PREMIUM CIGARS INTERNATIONAL, LTD. & SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.    Presentation of Interim Information

In the opinion of the management of Premium Cigars International, LTD. and Subsidiary (the "Company"), the accompanying condensed consolidated financial statements include all normal adjustments considered necessary to present fairly the financial position as of March 31, 1998, and the results of operations for the three months ended March 31, 1998 and 1997, and cash flows for the three months ended March 31, 1998 and 1997. Interim results are not necessarily indicative of results for a full year.

The condensed consolidated financial statements and notes are presented as permitted by the instructions to Form 10-QSB, and therefore do not contain certain information included in the Company's audited consolidated financial statements and notes for the nine month period ended December 31, 1997.

2.    Financial Statements

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All significant intercompany accounts and transactions have been eliminated.

3.    Inventories

As of March 31, 1998, inventory consists of the following:

          Cigars and cigar accessories            $1,525,649
          Reserve for inventory spoilage             (60,144)
                                                  ----------

                                                  $1,465,505
                                                  ==========

4.    Severance Packages

Subsequent to January 1, 1998 , the company terminated employment agreements with certain former officers and employees of the Company. Under the terms of the various employment agreements, severance pay ranges from six to nine months of salary, payable over the same six or nine month period. Additionally, three of the former officers received lump-sum payments of $40,000 each as settlement for potential claims against the company. As part of the settlement, each of the individuals agreed to extend their non-compete clauses for an additional six months for a total of a full year and one-half following termination of employment and released the Company from all claims or causes of action relating to their respective employment agreement and their employment with the company.

The severance packages are broken out as follows:

               Severance pay                      $251,500
               Payroll taxes                        18,553
               Other benefits                        5,120
               Lump sum payments                   120,000
                                                  --------

                                                  $395,173
                                                  ========

5.    Related Party Transactions

In March of 1998, the Company terminated its distributorship agreement with Rose Hearts, Inc., which is wholly-owned by a director of the Company, after it determined that in practice, the agreement was not as favorable to the Company as those generally available with unaffiliated third parties.

The company has notes receivable from two director/shareholders of the Company in the aggregate amount of $86,225. The notes, which bear interest at 6%, are due on March 31,1999. Accrued interest as of March 31, 1998 is $8,623. The total of the notes receivable plus accrued interest is included in other current assets in the Company's condensed consolidated balance sheet.

6.    Commitments

At March 31, 1998 the Company had placed deposits with vendors totaling $125,125 for the purchase of equipment and office furniture. This represents approximately 50% of the total purchase price for these items. The deposits are included in other current assets in the Company's condensed consolidated balance sheet.

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

o a decline in the popularity of cigar smoking and/or possible adverse public opinion against cigars and cigar smoking; and

o other risks which were described in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 1997 or which may be described in our future filings with the SEC. We do not promise to update forward-looking information to reflect actual results or changes in assumptions or other factors that could affect those statements.

Item 2 -  Management's Discussion and Analysis or Plan of Operation
-------------------------------------------------------------------

You must read the following discussion on the financial condition and results of operations of Premium Cigars International, LTD. ("PCI") in conjunction with PCI's condensed consolidated financial statements, including the notes included elsewhere in this Form 10-QSB filing. Historical results are not necessarily an indicator of trends in operating results for any future period.

PCI is an international distributor of premium cigars from its humidors located in high traffic retail outlets. PCI operates in one business segment and has a December 31 fiscal year.

Results of Operations
---------------------

The following table sets forth, for the three months ended March 31, 1998 and 1997, certain items from PCI's Condensed Consolidated Statements of Income expressed as a percentage of net sales.


                                                 THREE MONTHS ENDED
                                                      MARCH 31,
                                            ----------------------------
                                               1998              1997
                                            ----------        ----------


NET SALES                                      100.0%            100.0%

COST OF SALES                                   86.1%             75.1%
                                            ----------        ----------

GROSS PROFIT                                    13.9%             24.9%

SELLING, GENERAL & ADMINISTRATIVE              129.6%            123.6%
                                            ----------        ----------

LOSS FROM OPERATIONS                          (115.7%)           (98.8%)

OTHER INCOME (EXPENSE)                           5.2%             (3.5%)
                                            ----------        ----------

NET LOSS                                      (110.5%)          (102.3%)
                                            ==========        ==========

Net Sales
---------

Net sales for the quarter ended March 31, 1998 increased by $923,000, a 277% increase over the same period last year. The number of stores with humidors as of March 31, 1998 increased by approximately 7,100 stores from March 31, 1997, over a 1,000% increase. Although the new store count grew by approximately 24% from December 31, 1997 to March 31, 1998, our net sales for the same period were basically flat versus the prior quarter. As discussed in the 1997 Form 10-KSB, PCI management has addressed the disappointing same-store sales results by bringing the customer service function in-house as of April 1, 1998.

We believe that a combination of increased humidor placements, the pursuit of sell-through programs designed to meet the needs of grocery, mass merchandisers, drug stores and warehouse clubs, leveraged with an effective customer service department, represent significant opportunities for revenue growth, in line with our strategic goals that were outlined in the 1997 Form 10-KSB.

Cost of Sales/Gross Margin
--------------------------

Cost of sales for the quarter ended March 31, 1998 increased $831,000, an increase of 332% over the same period last year. The gross margin as a percentage of net sales was 14% for the quarter ended March 31, 1998, versus 25% for the comparable period a year ago.

The gross margin for the quarter ended March 31, 1998 was adversely affected by several factors: 1) a higher than normal percentage of low margin cigars was sold in Canada. These low margin cigars are being phased out during the second quarter of 1998 and will be replaced with higher margin cigars; 2) additional labor costs were incurred to consolidate warehouse space and inspect inventory for possible damage; 3) decreased efficiencies due to excess shipping and warehousing infrastructure that was established in anticipation of higher sales volumes.

In addition, we have made pricing adjustments that went into effect on April 1, 1998, which will further improve the gross margins.

Selling, General & Administrative
---------------------------------

SG&A for the quarter ended March 31, 1998 increased $1,029,000, or 504%, versus the same quarter last year. These costs are disproportionately high relative to net sales because it represents the investment in an infrastructure that has been put into place to generate future revenue and manage operations; however, as discussed previously the expected revenue growth has not yet occurred. SG&A for the first quarter of 1998 also included higher than normal legal and professional expenses attributable to our initial Form 10-KSB filing, proxy preparation and mailing, and general corporate matters, including negotiation of severance packages, as we completed the transition to a public company.

As the expected revenue growth begins in the second quarter of 1998, we anticipate that SG&A will decline as a percentage of net sales.

Severance Packages
------------------

As discussed in Note 4 to the accompanying financial statements, we took a one-time charge in the first quarter of 1998 to reflect the cost of severance packages for previous Management. The amount charged against earnings was $395,173.

Stock Based Compensation
------------------------

During the quarter ended March 31, 1997 certain employees purchased Common Stock at a per share price that was determined to have a market value in excess of the amount paid by the employees. Additional compensation was recorded for the amount of the excess market value, or $207,625.

Other Income/Expense
--------------------

Other income for the quarter ended March 31, 1998 consists primarily of interest income from Treasury Bills which were purchased with a portion of the net proceeds from our initial public offering . Interest income is expected to decline as the net proceeds are used in our operations.

Other expense for the quarter ended March 31, 1997 consists primarily of interest expense on notes payable.

Liquidity and Capital Resources
-------------------------------

We require capital to market our PCI Cigar program, obtain additional inventory and humidors to supply our increasing distribution network, and develop the personnel, facilities, assets, and organization infrastructure necessary to support our expanding business. Prior to our initial public offering, we raised capital through the issuance of stock and notes payable, as well as obtaining a line of credit from a bank. On September 29, 1997 we completed an initial public offering that resulted in net proceeds to PCI of $8,131,664. See Item 2(c), "Use of Proceeds" for application of the proceeds.

As of March 31, 1998 the combined balance of cash and available for sale securities totaled $3,295,000, a decrease of $1,439,000 or 30% from December 31, 1997. As a percentage of total assets, the combined balance at March 31, 1998 represents 49% of total assets versus 60% of total assets at December 31,1997. The decline is due to the net loss incurred for the quarter ended March 31, 1998, additional investments in humidors and equipment, and payments made to former management under settlement agreements relating to the termination of their employment relationships with PCI. As of March 31, 1998 we had funds on deposit with vendors for the purchase of equipment and office furniture in the amount of $125,000, with a remaining commitment on these items of $125,000.

Accounts receivable at March 31, 1998 decreased $126,000, or 20% from December 31, 1997. This represents 7.6% of total assets at March 31, 1998 versus 8.1% at December 31, 1997. The decrease is attributable to an increased focus on collections.

Net inventories at March 31, 1998 increased $143,000, or 11% from December 31, 1997. This represents 21.9% of total assets at March 31, 1998 versus 16.8% at December 31, 1997. The increase is attributable to: 1) gift packs for Father's Day were packaged beginning in April for May shipment, necessitating additional inventory on hand at March 31; 2) maintaining sufficient inventory for the trade-out program (discussed in our 1997 Form 10-KSB) that began in April and 3) a gradual shift in inventory mix to higher priced, and therefore, higher cost cigars.

Accounts payable and accrued expenses at March 31, 1998 increased $224,000, or 19% from December 31, 1997. The increase is mainly due to the accrual of severance packages for former management that will be paid out during 1998.

We believe that the remaining net proceeds from the initial public offering will be sufficient to meet our anticipated expansion and working capital needs for the foreseeable future. However, we cannot assure you that we will be able to maintain an adequate capital position and sufficient cash flow as we add stores required by our customers and distributors. Nor can we assure you that we will be able to raise additional capital, if current financing is depleted, to enable us to maintain sufficient working capital for operating activities. We have no plans to conduct any significant product research and development, to purchase or sell any significant plant or equipment other than that discussed above, to significantly change our number of employees or to obtain additional outside capital. However, if additional funding is required, we may raise capital through the issuance of long-tem or short-term debt or the issuance of securities in public or private transactions. We cannot assure you that we can generate sufficient revenues to satisfy the cash flow necessary to meet our anticipated future expansion or our working capital needs.

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

         4(i). On August 29, 1997, PCI closed the sale of 1,900,000 shares of its common stock to W.B. McKee Securities, Inc., the Underwriters' Representative (the "main offering"). On September 24, 1997, W.B. McKee Securities, Inc. purchased 88,592 of the 285,000 shares available for the over-allotment option provided for in PCI's Underwriting Agreement (the "over-allotment offering"). See "Underwriting" section of PCI's Registration Statement on Form SB-2 and Item 5 of the Company's Annual Report on Form 10-KSB. The over-allotment option on the remaining 196,408 shares of common stock expired on September 29, 1997. Therefore, the main offering terminated on August 29, 1997, after the sale of all of the securities registered; the over-allotment offering terminated on September 29, 1997, with 196,408 registered shares unsold.

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

         4(vii). From the effective date of PCI's Registration Statement, August 21, 1997 to March 31, 1997, the net offering proceeds were applied as follows: $1,200,000 to repayment of debt, $686,529 to purchase humidors, $1,715,523 to purchase inventory, $1,109,795 for sales and marketing and $3,418,817 in temporary investments and other net working capital.

         4(viii). In addition, net offering proceeds were applied to the following items, which represent a material change from the use of proceeds described in the Prospectus dated August 21, 1997:

                  In response to this subparagraph 4(viii), the Registrant incorporates by reference its response to subparagraph 4(viii) of Item 5 of its Annual Report on Form 10-KSB for the fiscal year ended December 31, 1998.

Item 3 - Defaults upon Senior Securities
         -------------------------------

         None

Item 4 - Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

         None.

Item 5 - Other Information
--------------------------

         None

Item 6 - Exhibits and Reports on Form 8-K
         --------------------------------

         (a)      Exhibits

Exhibit     Exhibit Name                                  Method of Filing
-------     ------------                                  ----------------
Number
------

3.1         Articles of Incorporation                     *

3.2         By-Laws, as amended                           **

4.1         Specimen Common Stock Certificate             ***

4.2         Description of Rights of Security Holders     ****

27.1        Financial Data Schedule                       Exhibit filed herewith

99.1        "Underwriting" section of Registration        *****
            Statement on Form SB-2


* Incorporated by reference to Exhibit 3.1 of Registration Statement on Form SB-2 (file no. 333-29985) declared effective on August 21, 1997.

**       Incorporated by reference to Exhibit 3.2 of  Registration  Statement on
Form SB-2 (file no. 333-29985) declared effective on August 21, 1997.

***      Incorporated by reference to Exhibit 4.2 of  Registration  Statement on
Form SB-2 (file no. 333-29985) declared effective on August 21, 1997.

****     Incorporated by reference to Exhibit 4.1 of  Registration  Statement on
Form SB-2 (file no. 333-29985) declared effective on August 21, 1997.

*****    Incorporated by reference to pages 56-57 of  Registration  Statement on
Form SB-2 (file no. 333-29985) declared effective on August 21, 1997.

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

PREMIUM CIGARS INTERNATIONAL, LTD.
(Registrant)


      /s/ John E. Greenwell                            Date: May 14, 1998
-------------------------------------------
John E. Greenwell
President & Chief Executive Officer



      /s/ Stanley R. Hall                              Date: May 14, 1998
-------------------------------------------
Stanley R. Hall
Controller and principal accounting officer
                                       15