Form 10QSB
period 1998-06-30
PREMIUM CIGARS INTERNATIONAL LTD
filed 1998-08-14
CIK 1041479

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

     FOR THE QUARTER ENDED                            COMMISSION FILE NUMBER
     ---------------------                            ----------------------
     June 30, 1998                                            0-29414


                       PREMIUM CIGARS INTERNATIONAL, LTD.
        (Exact name of small business issuer as specified in its charter)


         Arizona                                       86-0846405
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

As  of  June  30,  1998,   there  were   3,469,092   shares  of  Premium  Cigars
International, Ltd. common stock, no par value outstanding.

                                      INDEX
                                      -----


PART I - FINANCIAL INFORMATION
         Item 1 - Financial Statements...............................................................3

         Condensed Consolidated Balance Sheet (Unaudited) as of June 30, 1998........................3

         Condensed Consolidated Statement of Operations (Unaudited) for the three months and six months ended June 30, 1998 and 1997.....................................................4

         Condensed Consolidated Statement of Cash Flows (Unaudited) for the six months ended June 30, 1998 and 1997................................................................5

         Notes to Condensed Consolidated Financial Statements........................................6

         Special Note Regarding Forward-Looking Statements...........................................8

         Item 2 - Management's Discussion and Analysis of Financial
         Condition and Results of Operations.........................................................9

PART II - OTHER INFORMATION

         Item 1 - Legal Proceedings.................................................................13

         Item 2 - Changes in Securities and Use of Proceeds.........................................13

         Item 3 - Defaults Upon Senior Securities...................................................14

         Item 4 - Submission of Matters to a Vote of Security Holders...............................14

         Item 5 - Other Information.................................................................15

         Item 6 - Exhibits and Reports on Form 8-K..................................................15

SIGNATURES..........................................................................................16

                PREMIUM CIGARS INTERNATIONAL, LTD. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEET

                                                                                              June 30,
                                                                                                1998
                                                                                            -----------
                                                                                            (Unaudited)
                                                 ASSETS

Current Assets:
             Cash and cash equivalents                                                      $   311,666
             Available for sale securities                                                    1,446,148
             Accounts receivable - trade, net                                                 1,054,089
             Inventory, net (Note 3)                                                          1,639,188
             Other current assets (Note 5)                                                      179,211
                                                                                            -----------

                          Total Current Assets                                                4,630,302
                                                                                            -----------

Property and Equipment, net                                                                     606,446
                                                                                            -----------

Other Assets:
             Humidors, net                                                                      892,599
             Other assets                                                                        54,770
                                                                                            -----------
                                                                                                947,369
                                                                                            -----------

                                                                                            $ 6,184,117
                                                                                            ===========


             LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
             Accounts payable and accrued expenses (Note 4)                                   1,576,411
                                                                                            -----------

                          Total current liabilities                                           1,576,411
                                                                                            -----------

Commitments and Contingencies                                                                      --
                                                                                            -----------

Stockholders' Equity:
             Common stock - no par value, 10,000,000 shares
                  authorized, 3,469,092 shares issued and outstanding                         8,807,049
             Foreign currency translation adjustment                                              3,770
             Accumulated deficit                                                             (4,203,113)
                                                                                            -----------

                          Total Stockholders' Equity                                          4,607,706
                                                                                            -----------

                                                                                            $ 6,184,117
                                                                                            ===========

          The accompanying notes are an integral part of the condensed consolidated financial statements

                 PREMIUM CIGARS INTERNATIONAL, LTD. & SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                         Three Months Ended            Six Months Ended
                                                               June 30,                    June 30,
                                                     -------------------------    -------------------------
                                                         1998          1997           1998          1997
                                                     -----------   -----------    -----------   -----------
                                                     (Unaudited)   (Unaudited)    (Unaudited)   (Unaudited)

Net Sales (Note 6)                                   $ 2,018,651   $   628,180    $ 3,263,604   $   961,106

Cost of Sales (Note 6)                                 1,475,885       508,018      2,544,770       758,144
                                                     -----------   -----------    -----------   -----------

Gross Profit                                             542,766       120,162        718,834       202,962

Selling, General and Administrative                    1,274,923       309,199      2,510,163       513,165

Severance Packages (Note 4)                                                           395,173

Stock Based Compensation                                               110,000                      317,625
                                                     -----------   -----------    -----------   -----------

Loss from Operations                                    (732,157)     (299,037)    (2,186,502)     (627,828)

Other Income (Expense)                                    28,181       (23,328)        94,913       (35,068)
                                                     -----------   -----------    -----------   -----------

Net Loss                                             $  (703,976)  $  (322,365)   $(2,091,589)  $  (662,896)
                                                     ===========   ===========    ===========   ===========

Basic Loss per Share                                 $     (0.20)  $     (0.22)   $     (0.60)  $     (0.45)
                                                     ===========   ===========    ===========   ===========

Weighted Average Number of Shares Outstanding          3,469,092     1,480,500      3,469,092     1,480,500
                                                     ===========   ===========    ===========   ===========

          The accompanying notes are an integral part of the condensed consolidated financial statements

                PREMIUM CIGARS INTERNATIONAL, LTD. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                     Six Months Ended
                                                                                          June 30,
                                                                                 --------------------------
                                                                                     1998          1997
                                                                                 -----------    -----------
                                                                                 (Unaudited)    (Unaudited)
Cash flows from operating activities:
         Net loss                                                                $(2,091,589)   $  (662,896)
         Adjustments to reconcile net loss to net cash provided by
            (used for) operating activities:
              Depreciation and amortization                                          324,116         16,098
              Accrual of severance packages                                          139,133
              Stock issued for services and compensation                                            317,625
              Net change in other assets and liabilities                            (474,956)        75,468
                                                                                 -----------    -----------

                          Net cash provided by (used for) operating activities    (2,103,296)      (253,705)
                                                                                 -----------    -----------

Cash flows from investing activities:
         Purchase of humidors                                                       (425,437)      (190,610)
         Purchase of equipment                                                      (448,710)      (104,376)
         Other uses (net)                                                                          (324,319)
         Proceeds from sale of available for sale securities                       2,024,323
                                                                                 -----------    -----------

                          Net cash provided by (used for) investing activities     1,150,176       (619,305)
                                                                                 -----------    -----------

Cash flows from financing activities:
         Net proceeds from notes payable                                                            810,350
         Purchase of treasury stock                                                                  (5,000)
         Proceeds from issuance of common stock                                                      42,415
                                                                                 -----------    -----------

                          Net cash provided by financing activities                     --          847,765
                                                                                 -----------    -----------

Effect of exchange rate changes on cash and cash equivalents                             421           --
                                                                                 -----------    -----------

Net increase (decrease) in cash and cash equivalents                                (952,699)       (25,245)

Cash and cash equivalents, beginning of period                                     1,264,365         51,669
                                                                                 -----------    -----------

Cash and cash equivalents, end of period                                         $   311,666    $    26,424
                                                                                 ===========    ===========

          The accompanying notes are an integral part of the condensed consolidated financial statements

                 PREMIUM CIGARS INTERNATIONAL, LTD. & SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.    Presentation of Interim Information

In the opinion of the management of Premium Cigars International, LTD. and Subsidiary (the "Company"), the accompanying condensed consolidated financial statements include all normal adjustments considered necessary to present fairly the financial position as of June 30, 1998, and the results of operations for the three months and six months ended June 30, 1998 and 1997, and cash flows for the six months ended June 30, 1998 and 1997. Interim results are not necessarily indicative of results for a full year.

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

3.    Inventories

As of June 30, 1998, inventory consists of the following:

               Cigars and cigar accessories               $1,699,332
               Reserve for inventory spoilage                (60,144)
                                                          ----------
                                                          $1,639,188
                                                          ==========
4.    Severance Packages

Subsequent to January 1, 1998, the Company terminated employment agreements with certain former officers and employees of the Company. Under the terms of the various employment agreements, severance pay ranges from six to nine months of salary, payable over the same six or nine month period. Additionally, three of the former officers received lump-sum payments of $40,000 each as settlement for potential claims against the Company. As part of the settlement, each of the individuals agreed to extend their non-compete clauses for an additional six months for a total of a full year and one-half following termination of employment and released the Company from all claims or causes of action relating to their respective employment agreement and their employment with the Company.

The severance packages are broken out as follows:

               Severance pay                      $251,500
               Payroll taxes                        18,553
               Other benefits                        5,120
               Lump sum payments                   120,000
                                                  --------

                                                  $395,173
                                                  ========

5.    Related Party Transactions

In March of 1998, the Company terminated its distributorship agreement with Rose Hearts, Inc., which was wholly-owned by a director of the Company, after it determined that in practice, the agreement was not as favorable to the Company as those generally available with unaffiliated third parties.

The Company has notes receivable from two directors/shareholders of the Company in the aggregate amount of $86,225. The notes, which bear interest at 6%, are due on March 31, 1999. Accrued interest as of June 30, 1998 is $10,347. The total of the notes receivable plus accrued interest is included in other current assets in the Company's condensed consolidated balance sheet.

6.    Returns

As discussed in the Company's 1997 Form 10-KSB, a cigar trade-out program was implemented during the first half of 1998. The purpose of the program was to replace slower selling cigars with a more appropriate mix for each store. As of June 30, 1998, most of the stores participating in the program had been shipped new product; however, not all of the old product had been returned by the stores for credit. The Company has accrued the estimated returns for trade-out sales made prior to June 30, 1998. The net effect of this accrual was to reduce gross profit for the quarter ended June 30, 1998 by approximately $87,500.

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

o the possible negative impact of any final settlement of litigation among 40 States and major U.S. cigarette manufacturers;

o        our ability to buy quality  premium cigars at favorable  prices and the
         effect  on  cigar  prices  and  availability,   of  weather  and  other
         conditions in the countries that import cigars to the U.S. and Canada;

o        our  ability  to   negotiate   and  maintain   favorable   distribution
         arrangements with customers;

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

Item 2. -  Management's  Discussion  and  Analysis of  Financial  Condition  and
--------------------------------------------------------------------------------
Results of Operations
---------------------

You must read the following discussion on the financial condition and results of operations of Premium Cigars International, LTD. ("PCI") in conjunction with PCI's condensed consolidated financial statements, including the notes elsewhere in this Form 10-QSB filing. Historical results are not necessarily an indicator of trends in operating results for any future period.

PCI is an international marketer of premium cigars from its humidors and promotional programs located in high traffic retail outlets. PCI operates in one business segment and has a December 31 fiscal year.

RESULTS OF OPERATIONS
---------------------

The following table sets forth, for the three months and six months ended June 30, 1998 and 1997, certain items from PCI's Condensed Consolidated Statements of Income expressed as a percentage of net sales.


                                        Three Months Ended     Six Months Ended
                                             June 30,              June 30,
                                        ------------------     ----------------
                                          1998       1997      1998       1997
                                          ----       ----      ----       ----

Net Sales                                100.0%     100.0%    100.0%     100.0%

Cost of Sales                             73.1%      80.9%     78.0%      78.9%
                                         -----      -----     -----      -----

Gross Profit                              26.9%      19.1%     22.0%      21.1%

Selling, General & Administrative         63.2%      66.7%     89.0%      86.4%
                                         -----      -----     -----      -----

Loss from Operations                     (36.3%)    (47.6%)   (67.0%)    (65.3%)

Other Income (Expense)                     1.4%      (3.7%)     2.9%      (3.6%)
                                         -----      -----     -----      -----

Net Loss                                 (34.9%)    (51.3%)   (64.1%)    (69.0%)
                                         =====      =====     =====      =====


    Comparison of the Second Quarter of 1998 with the Second Quarter of 1997
    ------------------------------------------------------------------------

Net sales for the quarter ended June 30, 1998 increased by $1,391,000, a 221% increase over the same period last year. The number of stores with humidors as of June 30, 1998 increased by approximately 6,500 stores from June 30, 1997, or 248%. The increase in net sales is a direct result of the increased store count, as well as improved re-order rates from bringing the U.S. customer service function in-house beginning in April of 1998.

Gross profit margin improved to 27% for the quarter ended June 30, 1998, up from 19% in the quarter ended June 30, 1997. The improvement is mainly attributable to more favorable purchasing arrangements with key suppliers versus those available to PCI one year ago, as well as the contribution from higher margin, higher priced cigars that were introduced during the second quarter of 1998.

Selling, general and administrative expenses for the quarter ended June 30, 1998 increased $966,000, or 312% from the same period one year ago. SG&A as a percentage of sales was 63% for the quarter ended June 30, 1998 compared to 49% for the same period one year ago. The increase is attributable to the development of the infrastructure that has been put into place to generate future revenue and manage operations; the year ago SG&A represents a start-up organization prior to PCI's initial public offering.

Stock based compensation - During the quarter ended June 30, 1997 certain employees purchased Common Stock at a per share price that was determined to have a market value in excess of the amount paid by the employees. Additional compensation was recorded for the amount of the excess market value, or $110,000.

Other income for the quarter ended June 30, 1998 consists primarily of interest income from short-term investments which were purchased with a portion of the net proceeds from our initial public offering . Other expense for the quarter ended June 30, 1997 consists primarily of interest expense on notes payable.

  Comparison of the First Six Months of 1998 with the First Six Months of 1997
  ----------------------------------------------------------------------------

Net sales for the six months ended June 30, 1998 increased $2.3 million, an increase of 240% over the six months ended June 30, 1997. As discussed above, the increase is due to the increase in the number of stores participating in the humidor program, as well as improving second quarter 1998 re-order rates.

Gross profit margin for the six months ended June 30, 1998 improved slightly to 22%, up from 21% for the same period one year ago. The improvement from more favorable purchasing arrangements with key suppliers versus those available to PCI one year ago, as well as the contribution from higher margin, higher priced cigars that were introduced during the second quarter of 1998 is offset somewhat by lower margins during the first quarter of 1998. The lower margins during the first quarter of 1998 were due mainly to a higher percentage of lower margin cigars that were sold in Canada, as well as increased labor costs incurred in consolidating warehouse space and inspecting inventory for possible damage.

Selling, general and administrative expense for the first half of 1998 increased $2.0 million, or 389% over the first half of 1997. SG&A as a percentage of sales was 77% for the six months ended June 30, 1998 compared to 53% for the same period one year ago. The increase is attributable to the development of the infrastructure that has been put into place to generate future revenue and manage operations; the year ago SG&A represents a start-up organization prior to PCI's initial public offering.

Severance Packages - As discussed in the 1997 Form 10-KSB, we took a one-time charge in the first quarter of 1998 to reflect the cost of severance packages for previous Management. The amount charged against earnings was $395,173.

Stock based compensation - During the six months ended June 30, 1997 certain employees purchased Common Stock at a per share price that was determined to have a market value in excess of the amount paid by the employees. Additional compensation was recorded for the amount of the excess market value, or $317,265.

Other income for the six months ended June 30, 1998 consists primarily of interest income from short-term investments which were purchased with a portion of the net proceeds from our initial public offering. Other expense for the six months ended June 30, 1997 consists primarily of interest expense on notes payable.

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

The Company used $2.1 million for operating activities in the first half of 1998, which was largely attributable to the net loss incurred during the period. Non-cash expenses of $324 thousand were offset by a similar increase in net other assets (mainly accounts receivable and inventory). Cash used for operations included $256 thousand in severance benefits paid to former management of the Company.

As of June 30, 1998 the combined balance of cash and available for sale securities totaled $1,758,000, a decrease of $2,977,000 or 63% from December 31, 1997. The decline is due to the net loss incurred for the six months ended June 30, 1998 and the Company's continued additional investments in humidors and property and equipment.

Accounts receivable at June 30, 1998 increased $417,000, or 65% from December 31, 1997. The increase is largely attributable to the increased level of sales during the first half of 1998.

Net inventories at June 30, 1998 increased $317,000, or 24% from December 31, 1997. The increase is attributable to: 1) an increase in inventory purchases in Canada in anticipation of seasonal scheduled supplier plant closings, as well as the applicable tobacco taxes on the inventory; 2) inventory returned by customers as part of the cigar trade-out program that was implemented during the first half of 1998; and 3) a gradual shift in inventory mix to higher priced, and therefore, higher cost cigars.

As part of the Company's humidor program, a humidor is sent with each initial order of cigars as new stores are added. While PCI retains ownership of the humidor, the store is not charged for the humidor unless it is lost or damaged by the store. Therefore, as new stores continue to be added, PCI requires capital to purchase the humidors it sends out as part of the initial order.

Capital expenditures (excluding humidors) totaled $449,000 for the six months ended June 30, 1998. This included the cost of new office furniture and leasehold improvements for our new facility, continued investment in computer equipment and software applications, and warehouse machinery and equipment.

Accounts payable and accrued expenses at June 30, 1998 increased $424,000, or 37% from December 31, 1997. The increase is largely due to the increased inventory purchases during June, the accrual of budgeted incentive plan pay-outs and the accrual of severance packages for former management that will be paid out during 1998.

We have no current plans that represent a material change from the use of proceeds described in the Prospectus dated August 21, 1997; however, we cannot assure you that we can generate sufficient revenues to satisfy the cash flow necessary to meet our anticipated future expansion or our working capital needs. Although the Company has proactively implemented programs to aggressively manage our receivable and inventory balances to accelerate cash flow, we believe it may be necessary to raise additional capital during the third or fourth quarter in order to continue to expand our business and fund current operations. If additional funding is required, we may raise capital through the issuance of long-term or short-term debt or the issuance of securities in public or private transactions; however, we cannot assure you that we will be able to raise the additional necessary capital.

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

         4(i) to 4(vi).    In  response  to  subparagraphs  4(i)  to  4(vi), the
                           Registrant incorporates by reference its response to subparagraphs 4(i) to 4(vi) of Item 5 of its Annual
                           Report  on  Form 10-KSB  for the  fiscal  year  ended
                           December 31, 1998.

         4(vii). From the effective date of PCI's Registration Statement, August 21, 1997 to June 30, 1998, the net offering proceeds were applied as follows: $1,200,000 to repayment of debt, $904,190 to purchase humidors, $1,889,206 to purchase inventory, $1,631,154 for sales and marketing and $2,506,114 in temporary investments and other net working capital.

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

Item 3 - Defaults upon Senior Securities
         -------------------------------

         None

Item 4 - Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

         On May 8, 1998, the Company held its Annual Meeting of Stockholders (the "Annual Meeting"). The following matters were voted on at the Annual
Meeting:

         1. The directors of the Company were elected by the following votes:

                                                              Against/
         Name                               Votes For         Withheld
         ----                               ---------         --------
         William L. Anthony                 3,255,915         34,158
         John E. Greenwell                  3,254,915         35,158
         Colin A. Jones                     3,241,665         48,408
         Greg P. Lambrecht                  3,240,815         49,258
         Steven A. Lambrecht                3,242,815         47,258
         Robert H. Manschot                 3,256,415         33,658
         Atul Vashistha                     3,252,915         37,158

         2. The appointment of SEMPLE & COOPER, LLP as the Company's independent auditors was ratified by the following votes:

         Votes For         Votes Against    Abstain
         ---------         -------------    -------
         3,263,282         17,200           9,591

         3. Stock option grants made by the Board of Directors to certain officers, directors and consultants were ratified by the following votes:

         Votes For         Votes Against    Abstain           Broker Non-Votes
         ---------         -------------    -------           ----------------
         1,717,290         122,117          41,841            1,408,825

         4. The Management and Key Employee Incentive Plan was approved by the following votes:

         Votes For         Votes Against    Abstain           Broker Non-Votes
         ---------         -------------    -------           ----------------
         1,768,006         101,492          11,750            1,408,825

         5. The Employee Stock Option Plan was approved by the following votes:

         Votes For         Votes Against    Abstain           Broker Non-Votes
         ---------         -------------    -------           ----------------
         1,780,773         88,925           11,550            1,408,825

         The foregoing matters were described in detail in the Registrant's definitive proxy statement dated and mailed to shareholders on April 8, 1998, for the Annual Meeting of Stockholders held on May 8, 1998.

Item 5 - Other Information
         -----------------

         None

Item 6 - Exhibits and Reports on Form 8-K
         --------------------------------

         (a)      Exhibits

Exhibit             Exhibit Name                                                  Method of Filing
-------             ------------                                                  ----------------
Number
------
3.1                 Articles of Incorporation                                     *

3.2                 Amended and Restated Bylaws, Adopted May                      Exhibit filed herewith
                    8, 1998

4.1                 Specimen Common Stock Certificate                             **

4.2                 Description of Rights of Security Holders                     ***

10.1                Distributorship and Manufacturing Agreement                   Exhibit filed
                    between CAN-AM International Investments                      herewith****
                    Corp. and Imperial Tobacco Limited, dated
                    May 4, 1998

27.1                Financial Data Schedule                                       Exhibit filed herewith

99.1                "Underwriting" section of Registration                        *****
                    Statement on Form SB-2

* Incorporated by reference to Exhibit 3.1 of Registration Statement on Form SB-2 (file no. 333-29985) declared effective on August 21, 1997.

**    Incorporated by reference to Exhibit 4.2 of Registration Statement on Form
SB-2 (file no. 333-29985) declared effective on August 21, 1997.

***   Incorporated by reference to Exhibit 4.1 of Registration Statement on Form
SB-2 (file no. 333-29985) declared effective on August 21, 1997.

**** Portions of the exhibit omitted and filed separately with the Commission pursuant to the Confidential Treatment provisions of Regulation ss. 240.24b-2.

***** Incorporated by reference to pages 56-57 of Registration Statement on Form SB-2 (file no. 333-29985) declared effective on August 21, 1997.

         (b)      Reports on Form 8-K

                  None.


                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PREMIUM CIGARS INTERNATIONAL, LTD.
(Registrant)


         /s/ John E. Greenwell                         Date:    August 14, 1998
--------------------------------------------
John E. Greenwell
President & Chief Executive Officer



         /s/ Stanley R. Hall                           Date:    August 14, 1998
--------------------------------------------
Stanley R. Hall
Controller and principal accounting officer
                                       16