Form 10QSB
period 1998-09-30
PREMIUM CIGARS INTERNATIONAL LTD
filed 1998-11-17
CIK 1041479

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

         FOR THE QUARTER ENDED                       COMMISSION FILE NUMBER
         ---------------------                       ----------------------
          September 30, 1998                                 0-29414


                       PREMIUM CIGARS INTERNATIONAL, LTD.
        (Exact name of small business issuer as specified in its charter)


           Arizona                                               86-0846405
(state or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                           Identification Number)

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

                                    Yes [X] No [ ]

As of September 30, 1998, there were 3,469,092 shares of Premium Cigars International, Ltd. common stock, no par value, outstanding.

                                      INDEX


PART I - FINANCIAL INFORMATION

      Item 1 - Financial Statements........................................... 3

         Condensed Consolidated Balance Sheet (Unaudited)
         as of September 30, 1998............................................. 3

         Condensed  Consolidated  Statements of Operations  (Unaudited)
         for the nine months ended September 30, 1998 and the three months ended September 30, 1997...................................... 4

         Condensed Consolidated Statements of Cash Flows (Unaudited)
         for the nine months ended September 30, 1998 and 1997................ 5

         Notes to Condensed Consolidated Financial Statements................. 6

         Special Note Regarding Forward-Looking Statements.................... 8

      Item 2 - Management's Discussion and Analysis of
               Financial Condition and Results of Operation................... 9

PART II - OTHER INFORMATION

      Item 1 - Legal Proceedings..............................................13

      Item 2 - Changes in Securities and Use of Proceeds......................13

      Item 3 - Defaults Upon Senior Securities................................14

      Item 4 - Submission of Matters to a Vote of Security Holders............14

      Item 5 - Other Information..............................................14

      Item 6 - Exhibits and Reports on Form 8-K...............................15

SIGNATURES....................................................................16

                PREMIUM CIGARS INTERNATIONAL, LTD. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEET


                                                                September 30,
                                                                    1998
                                                                -------------
                                                                 (Unaudited)
                                     ASSETS

Current Assets:
  Cash and cash equivalents                                      $   197,212
  Available for sale securities                                      130,736
  Accounts receivable - trade, net                                   935,228
  Inventory, net (Note 3)                                          1,829,627
  Other current assets (Note 5)                                      189,184
                                                                 -----------

      Total Current Assets                                         3,281,987
                                                                 -----------

Property and Equipment, net                                          587,834
                                                                 -----------
Other Assets:
  Humidors, net                                                    1,006,455
  Other assets                                                        56,513
                                                                 -----------
                                                                   1,062,968
                                                                 -----------

                                                                 $ 4,932,789
                                                                 ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable and accrued expenses (Note 4)                   1,069,009
                                                                 -----------

      Total current liabilities                                    1,069,009
                                                                 -----------

Commitments and Contingencies                                            --
                                                                 -----------
Stockholders' Equity:
  Common stock - no par value, 10,000,000 shares
    authorized, 3,469,092 shares issued and outstanding           8,807,049
  Foreign currency translation adjustment                           (66,056)
  Accumulated deficit                                            (4,877,213)
                                                                -----------

      Total Stockholders' Equity                                  3,863,780
                                                                -----------

                                                                $ 4,932,789
                                                                ===========

               The accompanying notes are an integral part of the
                  condensed consolidated financial statements

                 PREMIUM CIGARS INTERNATIONAL, LTD. & SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS



                               Three Months Ended         Nine Months Ended
                                  September 30,             September 30,
                            ------------------------  ------------------------
                              1998          1997 *        1998          1997 *
                              ----          ----          ----          ----
                            Unaudited)   (Unaudited)   (Unaudited)  (Unaudited)

Net Sales                   $2,000,622   $1,372,316   $ 5,264,226   $ 2,333,422

Cost of Sales                1,452,290    1,041,153     3,997,059     1,799,297
                            ----------   ----------   -----------   -----------

Gross Profit                   548,332      331,163     1,267,167       534,125

Selling, General and
  Administrative             1,256,315      787,644     3,766,479     1,300,809

Severance Packages (Note 4)                               395,173

Stock Based Compensation                                                317,625
                            ----------   ----------   -----------   -----------

Loss from Operations          (707,983)    (456,481)   (2,894,485)   (1,084,309)

Other Income (Expense)          33,883        2,371       128,796       (32,697)
                            ----------   ----------   -----------   -----------

Net Loss                    $ (674,100)  $ (454,110)  $(2,765,689)  $(1,117,006)
                            ==========   ==========   ===========   ===========

Basic Loss per Share        $    (0.19)  $    (0.20)  $     (0.80)  $     (0.65)
                            ==========   ==========   ===========   ===========

Weighted Average Number
 of Shares Outstanding       3,469,092    2,251,371     3,469,092     1,719,402
                            ==========   ==========   ===========   ===========

*    As restated for comparative purposes only.


               The accompanying notes are an integral part of the
                  condensed consolidated financial statements

                PREMIUM CIGARS INTERNATIONAL, LTD. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                         Nine Months Ended
                                                           September 30,
                                                     -------------------------
                                                         1998           1997
                                                         ----           ----
                                                     (Unaudited)     (Unaudited)
Cash flows from operating activities:
  Net loss                                          $(2,765,689)    $(1,117,006)
  Adjustments to reconcile net loss to net cash
   provided by (used for) operating activities:
     Depreciation and amortization                      548,911         101,798
     (Increase) decrease in accounts receivable        (323,384)       (251,252)
     (Increase) decrease in inventories                (528,018)       (257,965)
     Increase (decrease) in accounts payable and
       accrued expenses                                 (64,852)        877,066
     Stock issued for services and compensation                         317,625
     Net change in other assets and liabilities         (47,038)       (152,355)
                                                    -----------     -----------
        Net cash provided by (used for)
          operating activities                       (3,180,070)       (482,089)
                                                    -----------     -----------
Cash flows from investing activities:
  Purchase of humidors                                 (718,158)       (561,077)
  Purchase of equipment                                (486,691)       (206,439)
  Purchase of short term investments                                 (3,411,897)
  Other uses (net)                                                      (97,082)
  Proceeds from sale of available for
    sale securities                                   3,339,734
                                                    -----------     -----------
        Net cash provided by (used for)
          investing activities                        2,134,885      (4,276,495)
                                                    -----------     -----------
Cash flows from financing activities:
  Net proceeds (repayment) from (on) notes payable                      (99,650)
  Net proceeds from issuance of common stock                          8,320,982
                                                    -----------     -----------

        Net cash provided by financing activities            --       8,221,332
                                                    -----------     -----------
Effect of exchange rate changes on cash
  and cash equivalents                                  (21,968)             --
                                                    -----------     -----------
Net increase (decrease) in cash and cash
  equivalents                                        (1,067,153)      3,462,748

Cash and cash equivalents, beginning
  of period                                           1,264,365          51,669
                                                    -----------     -----------

Cash and cash equivalents, end of period            $   197,212     $ 3,514,417
                                                    ===========     ===========

               The accompanying notes are an integral part of the
                  condensed consolidated financial statements

                 PREMIUM CIGARS INTERNATIONAL, LTD. & SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. PRESENTATION OF INTERIM INFORMATION

In the opinion of the management of Premium Cigars International, LTD. and Subsidiary (the "Company"), the accompanying condensed consolidated financial statements include all normal adjustments considered necessary to present fairly the financial position as of September 30, 1998, and the results of operations for the three months and nine months ended September 30, 1998 and 1997, and cash flows for the nine months ended September 30, 1998 and 1997. Interim results are not necessarily indicative of results for a full year.

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

3. INVENTORIES

As of September 30, 1998, inventory consists of the following:


          Cigars and cigar accessories                  $1,839,990
          Reserve for inventory spoilage                   (10,363)
                                                        ----------
                                                        $1,829,627
                                                        ==========
4. SEVERANCE PACKAGES

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
                                        --------
                                        $395,173
                                        ========

As of September 30, 1998 the balance of accrued severance benefits was $53,504.

5. RELATED PARTY TRANSACTIONS

In March of 1998, the Company terminated its distributorship agreement with Rose Hearts, Inc., which was wholly-owned by a director of the Company, after it determined that in practice, the agreement was not as favorable to the Company as those generally available with unaffiliated third parties.

The Company has notes receivable from two director/shareholders of the Company in the aggregate amount of $86,225. The notes, which bear interest at 6%, are due on March 31,1999. Accrued interest as of September 30, 1998 is $12,072. The total of the notes receivable plus accrued interest is included in other current assets in the Company's condensed consolidated balance sheet.

6. SUBSEQUENT EVENT

Subsequent to September 30,1998 the Company reached an agreement in principle for a $1,000,000 secured revolving line of credit agreement with a commercial lender. The line will be subject to the terms and conditions of final loan documents to be executed, and will be tied to accounts receivable and inventory balances and will be secured by accounts receivable and inventory, as well as other unencumbered assets of the Company.

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements contained in this report discuss future expectations, contain projections of results of operations or financial condition or state other "forward-looking" information. Those statements are subject to known and unknown risks, uncertainties and other factors that could cause the actual results to differ materially from those contemplated by the statements. The forward-looking information is based on various factors and was derived using numerous assumptions. Important factors that may cause actual results to differ from forward-looking statements and projections include, for example:

     + our ability to maintain an adequate capital position and a sufficient cash flow as we add retail stores required by commitments with our customers and distributors;

     + our ability to raise additional capital, if current financing is depleted, to enable us to maintain sufficient working capital for operating activities;

     + any decision by major retail chains to discontinue selling all tobacco products or to place our humidors in a disadvantageous location within their stores;

     + changes in government regulations, tax rates and similar matters, including any restriction on the single sales of both cigars or self-service nature of merchandising displays and marketing promotions;

     + the risk of any significant uninsured loss from potential passenger claims as a result of a September 1997 automobile accident in which one of our employees was the driver;

     + the possible negative impact of any final settlement of litigation among up to 46 States and major U.S. cigarette manufacturers;

     + our ability to buy quality premium cigars at favorable prices and the effect on cigar prices and availability, of weather and other conditions in the countries that import cigars to the U.S. and Canada;

     +    our  ability  to  negotiate   and  maintain   favorable   distribution
          arrangements with customers;

     +    the effect of changing economic conditions;

     + a decline in the popularity of cigar smoking and/or possible adverse public opinion against cigars and cigar smoking; and

     + other risks which were described in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 1997 or which may be described in our future filings with the SEC. We do not promise to update forward-looking information to reflect actual results or changes in assumptions or other factors that could affect those statements.

ITEM 2. -  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS OF  FINANCIAL  CONDITION  AND
           RESULTS OF OPERATIONS

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

RESULTS OF OPERATIONS

The following table sets forth, for the three months and nine months ended September 30, 1998 and 1997, certain items from PCI's Condensed Consolidated Statements of Income expressed as a percentage of net sales.

                                 Three Months Ended      Nine Months Ended
                                    September 30,           September 30,
                                 ------------------      -----------------
                                  1998        1997        1998        1997
                                  ----        ----        ----        ----

Net Sales                        100.0%      100.0%      100.0%      100.0%

Cost of Sales                     72.6%       75.9%       75.9%       77.1%
                                 -----       -----       -----       -----

Gross Profit                      27.4%       24.1%       24.1%       22.9%

SG&A and Other Operating
 Expenses                         62.8%       57.4%       79.0%       69.3%
                                 -----       -----       -----       -----

Loss from Operations             (35.4%)     (33.3%)     (54.9%)     (46.4%)

Other Income (Expense)             1.7%         .2%        2.4%       (1.4%)
                                 -----       -----       -----       -----

Net Loss                         (33.7%)     (33.1%)     (52.5%)     (47.8%)
                                 =====       =====       =====       =====

     COMPARISON OF THE THIRD QUARTER OF 1998 WITH THE THIRD QUARTER OF 1997

Net sales for the quarter ended September 30, 1998 increased by $628,000, a 46% increase over the same period last year. The increase in net sales is a result of increased store count versus prior year, as well as improved re-order rates which we believe, result from bringing the U.S. customer service function in-house beginning in April of 1998.

Gross profit margin improved to 27% for the quarter ended September 30, 1998, up from 24% in the quarter ended September 30, 1997. The improvement is mainly attributable to more favorable purchasing arrangements with key suppliers versus those available to PCI one year ago, as well as the contribution from higher margin, higher priced cigars that were introduced during the second quarter of 1998. Additionally, higher sales volume during the 1998 period allowed for greater absorption of fixed warehousing costs.

Selling, general and administrative expenses for the quarter ended September 30, 1998 increased $469,000, or 60% from the same period one year ago. SG&A as a percentage of sales was 63% for the quarter ended September 30, 1998 compared to 57% for the same period one year ago. The increase is attributable to the development of the infrastructure that has been put into place as we continue to invest in the systems and people necessary to generate future revenue and manage operations. The year ago SG&A represents the costs for a start-up organization just prior to PCI's initial public offering.

Other income for the quarter ended September 30, 1998 consists mainly of interest income from short-term investments which were purchased with a portion of the net proceeds from our initial public offering, as well as an adjustment for foreign currency conversion. Other income for the quarter ended September 30, 1997 consists of interest income from short-term investments, offset by interest expense on notes payable.

COMPARISON OF THE FIRST NINE MONTHS OF 1998 WITH THE FIRST NINE MONTHS OF 1997

Net sales for the nine months ended September 30, 1998 increased $2.9 million, an increase of 126% over the nine months ended September 30, 1997. As discussed above, the increase is due to the increase in the number of stores participating in the humidor program, as well as improving second and third quarter 1998 re-order rates.

Gross profit margin for the nine months ended September 30, 1998 improved slightly to 24%, up from 23% for the same period one year ago. The improvement from more favorable purchasing arrangements with key suppliers versus those available to PCI one year ago, as well as the contribution from higher margin, higher priced cigars that were introduced during the second quarter of 1998 is offset somewhat by lower margins during the first quarter of 1998. The lower margins during the first quarter of 1998 were due mainly to a higher percentage of lower margin cigars that were sold in Canada, as well as increased labor costs incurred in consolidating warehouse space and inspecting inventory for possible damage.

Selling, general and administrative expense for year to date 1998 increased $2.47 million, or 190% over the comparable figures for 1997. SG&A as a percentage of sales was 72% for the nine months ended September 30, 1998 compared to 56% for the same period one year ago. As previously discussed, the increase is attributable to the development of the infrastructure that has been put into place to generate future revenue and manage operations.

Severance Packages - As discussed in the 1997 Form 10-KSB, we took a one-time charge in the first quarter of 1998 to reflect the cost of severance packages for previous Management. The amount charged against earnings was $395,173.

Stock based compensation - During the first half of 1997 certain employees purchased Common Stock at a per share price that was determined to have a market value in excess of the amount paid by the employees. Additional compensation was recorded for the amount of the excess market value, or $317,265.

Other income for the nine months ended September 30, 1998 consists primarily of interest income from short-term investments which were purchased with a portion of the net proceeds from our initial public offering . Other expense for the nine months ended September 30, 1997 consists primarily of interest expense on notes payable.

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

PCI used $3.2 million for operating activities for the first nine months of 1998, which was largely attributable to the net loss incurred during the period. Non-cash expenses (depreciation and amortization) of $549 thousand were offset by increases, as discussed below, in accounts receivable and inventory. Cash used for operations includes $342 thousand in severance benefits paid to former management of PCI.

As of September 30, 1998 the combined balance of cash and available for sale securities totaled $328,000, a decrease of $4,407,000 or 93% from December 31, 1997. The decline is due to the net loss incurred for the nine months ended September 30, 1998 as well as PCI's continued additional investments in humidors and property and equipment.

Accounts  receivable  at  September  30,  1998  increased  $298,000  or 47% from
December 31, 1997. The increase is due to the increased level of sales during 1998, as the annualized accounts receivable turnover rates were virtually the same for each period.

Net inventories at September 30, 1998 increased $507,000, or 38% from December 31, 1997. The increase is attributable to: 1) inventory returned by customers as part of the cigar trade-out program that was implemented during the first half of 1998; 2) a gradual shift in inventory mix to higher priced, and therefore, higher cost cigars; and 3) an overall increase in the number of cigars on hand to support a higher volume of sales. We are developing programs to eliminate our investment in obsolete and discontinued cigars and expect to reduce this figure over the next several months.

As part of PCI's humidor program, a humidor is sent with each initial order of cigars as new stores are added. While PCI retains ownership of the humidor, the store is not charged for the humidor unless it is lost or damaged by the store. Therefore, as new stores continue to be added, PCI requires capital to purchase the humidors it sends out as part of the initial order.

Capital expenditures (excluding humidors) totaled $487,000 for the nine months ended September 30, 1998. This included the cost of new office furniture and leasehold improvements for our new facility, continued investment in computer equipment and software applications, and warehouse machinery and equipment.

Accounts payable and accrued expenses at September 30, 1998 decreased $83,000, or 7% from December 31, 1997. Decreases in the amount of tobacco taxes payable were largely offset by increases in budgeted accrued incentive plan pay-outs and accrued severance benefits.

We have no current plans that represent a material change from the use of proceeds described in the Prospectus dated August 21, 1997. We have reached an agreement in principle to obtain a $1,000,000 revolving line of credit tied to our accounts receivable and inventory balances, which we believe will provide the necessary working capital for our immediate needs. However, we cannot assure you that we can generate sufficient revenues to provide the cash flow necessary to meet our anticipated future expansion or our working capital needs. Based on anticipated terms of final loan documents, we will draw an initial $100,000. Our lender will review our books and records, and if approved, our accounts receivable balances on or near the date of filing of this Form 10-QSB would permit us to draw on approximately $525,000 of the total available line. Because the loan documents are not yet final, we cannot determine the amount of funds we may ultimately obtain under this line of credit. If additional funding is required, we cannot assure you that we can raise this or other additional capital which may be required through the issuance of long-term or short-term debt or the issuance of securities in private or public transactions.

YEAR 2000 READINESS

We purchased most of our computers within the past year and do not anticipate any significant problems relative to their Year 2000 ("Y2K") capabilities. Testing of each machine's capability is expected to be completed by the end of the first quarter of 1999. We have not yet implemented a plan to identify the non-IT (Information Technology) systems (i.e., those systems with an imbedded technology such as microcontrollers) which may require repair or replacement; however, given the nature of our operations and the age of our business, we do not believe that we face any material risk from these types of systems.

Our business relies to a large extent on our integrated accounting, order entry, and inventory control system (SBT Pro Series 5.0), which is represented by the vendor as being Y2K compliant. We also rely on standard office productivity software (Microsoft Office 97) which is also represented as being Y2K compliant. Our EDI software, which we use to transmit invoices and receive payment information from our largest U.S. customer is non-compliant. The cost to replace this software is not expected to be material and we intend to identify suitable alternatives by the end of the first quarter of 1999. We are in the process of determining the compliance of our other software and expect to have this completed by the end of the first quarter of 1999.

We will soon begin contacting key customers, vendors, service providers and other third parties with whom business is conducted to determine what impact, if any, their Y2K readiness will have on us; this process is expected to be completed by the end of the first quarter of 1999. Although we do not anticipate any material adverse effect on our business as a result of such parties failure to achieve Y2K readiness, we cannot assure you that these parties will have accurately assessed their Y2K readiness status.

At this time, we do not believe that we will incur any material expenditures to identify and replace, as necessary, any Y2K non-compliant systems. We do not anticipate any material effect to our business from any non-compliant PCI-owned systems; however, we are unable at this time to determine what, if any, effect on our business will occur from any third parties non-compliant systems. We expect to be better able to assess this uncertainty as we obtain more Y2K information from these parties.

We do not currently have a contingency plan in place to handle a "worst case scenario", as we believe that any non-compliant systems on our part do not pose a material risk to PCI. If, and to the extent that we identify material risks to PCI from third parties non-compliance, we will formulate a plan at that time.

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

         None

ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS

         (a)  None.

         (b)  None.

         (c)  Use of Proceeds.

         PCI provides the following information in accordance with Item 701(f) of Regulation S-B:

          1. PCI's Registration Statement on Form SB-2 (File No. 333-29985) was declared effective on August 21, 1997;

          2.   The offering commenced on August 21, 1997.

          3.   The offering did not terminate before any securities were sold.

          4(i) to 4(vi).   In  response  to  subparagraphs  4(i) to  4(vi),  the
                           Registrant incorporates by reference its response to subparagraphs 4(i) to 4(vi) of Item 5 of its Annual
                           Report  on Form  10-KSB  for the  fiscal  year  ended
                           December 31, 1997.

          4(vii). From the effective date of PCI's Registration Statement, August 21, 1997 to September 30, 1998, the net offering proceeds were applied as follows:
                           $1,200,000  to  repayment  of  debt,   $1,196,911  to
                           purchase humidors, $2,030,445 to purchase inventory, $2,103,676 for sales and marketing and $1,599,632 in temporary investments and other net working capital.

          4(viii). In addition, net offering proceeds were applied to the following items, which represent a material change from the use of proceeds described in the Prospectus dated August 21, 1997:

                                    In response to this subparagraph 4(viii), the Registrant incorporates by reference its response to subparagraph 4(viii) of Item 5 of its Annual Report on Form 10-KSB for the fiscal year ended December 31, 1997.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

ITEM 5 - OTHER INFORMATION

         (a) RELATED PARTY TRANSACTION. The Registrant entered into a Supplier Agreement with Single Cigars, Inc. a wholly owned subsidiary of Single Stick, Inc. dated October 5, 1998, under which Single Cigars, Inc. will supply little cigars known as Prime Time(TM) exclusively to the Registrant (the "Single Stick Transaction") for distribution by the Registrant. Greg Lambrecht, a director of the Registrant, has entered into a consulting arrangement with Single Stick, Inc. Pursuant to his relationship with Single Stick, Inc., Greg Lambrecht will receive consideration including two percent (2%) of the net collected sales price received by Single Stick, Inc. from sales of Prime Time(TM) to the Registrant, as well as shares of Single Stick, Inc. if certain sales criteria are met for the Prime Time(TM) product. Additionally, Greg Lambrecht received a retainer and shares of Single Stick, Inc. under his consulting agreement with Single Stick, Inc. The Registrant's Board of Directors including all of the Registrant's independent directors, have approved the transaction with Single Cigars, Inc. and have found the terms to be fair to the Registrant.

         (b) ADDITIONAL RISK DISCLOSURE. A part of the Registrant's distribution business now includes the distribution of little cigars known as Prime Time(TM). Federal or state regulation of little cigars in the future may impair the success of this line of business. Specifically, little cigars may be treated as cigarettes under government regulations. Canada has implemented regulations which would largely restrict single cigarette sales, and the United States Food and Drug Administration ("FDA") previously approved regulations for cigarettes, which, if applied to little cigars, would significantly impair the Registrant's ability to distribute little cigars acquired under the Single Stick Transaction. While the FDA regulations are not currently in effect because a United States Circuit Court of Appeals has held that the FDA did not have the authority to enact such regulations, the United States Supreme Court could reverse that ruling or the United States government could enact similar provisions in the future.

         (c) LINE OF CREDIT. The Registrant has reached an agreement in principle for a $1.0 million secured line of credit with Altres Financial. The line of credit will be subject to the terms and conditions of final documents to be executed, and will be tied to and secured by the Registrant's outstanding accounts receivable and inventory balances. See "Management's Discussion and Analysis of Financial Conditions and Results of Operation - Liquidity and Capital Resources."

         (d) JOHN GREENWELL PURCHASE OF STOCK. In October, 1998, John Greenwell, President and CEO of the Registrant, entered into agreements with Greg Lambrecht, Colin Jones and Dan Goldman to purchase a total of 350,000 shares of the Registrant, pending regulatory approval from the coordinated equity review states. Regulatory approval was received on November 12, 1998, and the transaction is scheduled to close promptly.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits

Exhibit
Number       Exhibit Name                                       Method of Filing
------       ------------                                       ----------------

 3.1    Articles of Incorporation                               (1), Exhibit 3.1

 3.2    Amended and Restated Bylaws, Adopted May 8, 1998        (2), Exhibit 3.2

 4.1    Specimen Common Stock Certificate                       (1), Exhibit 4.2

 4.2    Description of Rights of Security Holders               (1), Exhibit 4.1

 10.1   Supplier Agreement between the Registrant and             Exhibit filed
        Single Cigars, Inc. dated October 5, 1998                 herewith (3)

 27.1   Financial Data Schedule                                   Exhibit filed
                                                                  herewith
 99.1   "Underwriting" section of Registration Statement
        on Form SB-2                                              (4)
----------
(1) Incorporated by reference to Registration Statement on Form SB-2 (file no. 333-29985) declared effective on August 21, 1997.

(2) Incorporated by reference to Exhibit 3.2 of the Form 10-QSB filed by the Registrant for the quarter ending June 30, 1998.

(3) Portions of the exhibit omitted and filed separately with the Commission pursuant to the Confidential Treatment provisions of Regulation ss. 240.24b-2.

(4) Incorporated by reference to pages 56-57 of Registration Statement on Form SB-2 (file no. 333-29985) declared effective on August 21, 1997.

     (b)  Reports on Form 8-K

          None.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PREMIUM CIGARS INTERNATIONAL, LTD.
(Registrant)


/s/ John E. Greenwell                                Date:    November 16, 1998
-------------------------------------------
John E. Greenwell
President & Chief Executive Officer



/s/ Stanley R. Hall                                  Date:     November 16, 1998
-------------------------------------------
Stanley R. Hall
Controller and principal accounting officer