Form 10KSB
period 1998-12-31
PREMIUM CIGARS INTERNATIONAL LTD
filed 1999-04-01
CIK 1041479

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C., 20549

                                   FORM 10-KSB

           ANNUAL REPORT FILED PURSUANT TO SECTION 13 OR 15(d) OF THE
                             SECURITIES ACT OF 1934

                   For the fiscal year ended December 31, 1998
                           Commission file No. 0-29414

                       PREMIUM CIGARS INTERNATIONAL, LTD.
                 (Name of small business issuer in its charter)

         Arizona                                        86-0846405
(state or other jurisdiction of          (I.R.S. Employer Identification Number)
 incorporation or organization)

                             15849 North 77th Street
                              Scottsdale, AZ 85260
                    (Address of principal office) (Zip code)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

       Issuer's revenues for its most recent fiscal year were $6,900,927.

The aggregate market value of voting stock held by non-affiliates of the Company was approximately $1,640,100 as of March 26, 1999.

The number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date of March 31, 1999 was 3,839,092.

                       PREMIUM CIGARS INTERNATIONAL, LTD.

                                   FORM 10-KSB

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                               TABLE OF CONTENTS
                                                                            PAGE

PART I........................................................................ 4
     Item 1 - Description of Business......................................... 4
     Item 2 - Description of Property.........................................16
     Item 3 - Legal Proceedings...............................................16
     Item 4 - Submission of Matters to a Vote of Security Holders.............17

PART II.......................................................................18
     Item 5 - Market for Common Equity and Related Stockholder Matters........18
     Item 6 - Management's Discussion and Analysis of Financial Condition
               and Results of Operation.......................................21
     Item 7 - Financial Statements and Supplementary Data.....................26
     Item 8 - Changes in and Disagreements with Accountants on Accounting
               Financial Disclosure...........................................26

PART III..................................................................... 27
     Item 9 - Directors and Executive Officers, Promoters and
                Control Persons; Compliance with Section 16(a)
                of the Exchange Act...........................................27
     Item 10 - Executive Compensation.........................................30
     Item 11 - Security Ownership of Certain Beneficial Owners
                and Management................................40
     Item 12 - Certain Relationships and Related Transactions.................37
     Item 13 - Exhibits and Reports on Form 8-K...............................37

SIGNATURES....................................................................39

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS....................................40

                Special Note Regarding Forward-looking Statements

         Some of the statements contained in this report discuss future expectations, contain projections of results of operations or financial condition or state other "forward-looking" information. Those statements are subject to known and unknown risks, uncertainties and other factors that could cause the actual results to differ materially from those contemplated by the statements. The forward-looking information is based on various factors and was derived using numerous assumptions. Important factors that may cause actual results to differ from forward-looking statements and projections include, for example:

* failure of our products, particularly new products such as PrimeTime(TM) and Humidibox(TM), to be accepted and have a lasting presence in the marketplace;

* our ability to maintain an adequate capital position and a sufficient cash flow as we add retail stores and new products;

* our ability to obtain funding to enable us to maintain sufficient working capital for operating activities;

* any decision by major retail chains to discontinue selling all tobacco products or to place our humidors or countertop control units in a disadvantageous location within their stores;

* a decline in the popularity of cigar smoking and/or possible adverse public opinion against cigars and cigar smoking;

*    interruptions in the availability of PrimeTime(TM);

* changes in government regulations, tax rates, the manner of tax calculation and collection and similar matters relating to our products, including any restriction on the self-service nature of merchandising displays and marketing promotions particularly or any retroactive application of such changes;

* our ability to negotiate and maintain favorable distribution arrangements with our customers;

*    the effect of changing economic conditions;

* the risk of any significant uninsured loss from settlement dealing with Proposition 65;

* our ability to buy quality premium cigars at favorable prices and the effect on cigar prices and availability, of weather and other conditions in the countries that import cigars to the U.S. and Canada; and

* other risks which may be described in our future filings with the SEC. We do not promise to update forward-looking information to reflect actual results or changes in assumptions or other factors that could affect those statements.

                                     PART I

ITEM 1 - DESCRIPTION OF BUSINESS

HISTORY. PCI was incorporated in Arizona on December 16, 1996 to be a national and international distributor of premium cigars from humidors in high traffic retail outlets. Shortly after incorporation, PCI acquired CAN-AM International Investments Inc. ("CAN-AM"), a Canadian corporation which owned all cigar accounts, inventory and humidors formerly owned by Rose Hearts Inc. ("Rose Hearts") of Seattle, Washington, and J&M Wholesale, Inc. ("J&M") located near Vancouver, British Columbia. PCI began trading on the NASDAQ Small Cap Market August 28, 1997 under the stock symbol PCIG.

OPERATIONS.

WHAT WE WERE TO ACCOMPLISH DURING 1998. In our 1997 Annual Report on Form 10-KSB we outlined what changes we believed would occur during 1998 and the rationale for the changes. The following summarizes those key changes we anticipated:

* To be a distributor is not enough; PCI must be a marketer. - The premise on which PCI was founded - distributing premium cigars via humidors in convenience, gas and high-volume retail outlets - is fundamentally sound, but it must focus on the needs of the consumer and the unique needs of each distribution channel.

* Managing PCI's expanded operations requires different management skills and experience. - PCI assembled a new management team, particularly in marketing, sales, finance and executive management.

* Computer systems are critical to control and management decision-making. - The existing systems were totally inadequate to manage our business.

* Improved sensitivity to our customer service function is critical. - Outsourcing customer service failed.

* Brand names must be included in our product line. - The availability of premium cigars was different in early 1998 than when PCI began its expansion.

WHAT WE ACCOMPLISHED DURING 1998. PCI aggressively implemented the changes outlined in our 1997 10-KSB. Specifically:

* During 1998, we pursued the premise on which PCI was founded, with increased focus on the needs of the consumer and the unique needs of each distribution channel.
     - We developed and implemented a complete in-store humidor program, advertised the program in key trade publications and participated in key trade shows.
     - We improved our understanding of the consumer who buys cigars in our customers' retail outlets, and refined our cigar selection and price points, even differing the selection by geographic location.
     - We improved our merchandising by helping our customers present our humidor program to their consumers more effectively.
     - Through analyzing order patterns, we learned that a humidor in every outlet may not be justified; we turned down orders for some placements that did not meet the criteria we developed.

     - We applied UPC stickers to individual cigars in order to help our customers with scanning capabilities on retail pricing and inventory control.
     - To expand beyond the convenience store market, we developed a gift-pack sell-through program that met the requirements of specific distribution channels (e.g., grocery stores, drug stores, mass merchandisers, warehouse clubs).
     - We tested the use of a convenience store broker and its in-store merchandising sales force within a limited geographic area to see if humidor productivity could be improved.

* During 1998, PCI assembled a new management team, particularly in marketing, sales, finance and executive management.
     - John Greenwell was made CEO on March 1,1998. He has 28 years of marketing and executive management experience within the consumer package goods industry.
     - Brendan McGuinness was made Vice President of Sales and brought his 28 years of managing consumer package goods sales forces to PCI along with his executive management experience.
     - Stan Hall was hired as the Controller early in 1998. In addition to the strong controller skills, he brought with him the systems skills the Company needed.

*    We installed and integrated computer systems.
     - PCI invested time and money in refining our systems that deal with order solicitation, processing and shipping small packages to thousands of locations.
     - We substantially reduced our fulfillment time, shipping time, lowered labor costs per shipment, improved our ability to track shipments, reduced our shipping costs, and improved our ability to prove store receipt of the shipment.
     -    The result was steadily improving gross margins as 1998 progressed.
     - Our new systems improved our ability to manage inventory associated with merchandise that turns at retail.

*    We improved customer service.
     - We developed and implemented an in-house Customer Service Department that regularly called every store location to solicit orders and to help ensure the in-store humidor was maintained and properly merchandised.

*    We added brand names to our cigar product line.
     - During 1998, PCI obtained and offered our customers and consumers the number one selling premium cigar in the United States, and six of the top ten selling premium cigar brands in the United States - MACANUDO(TM), H. UPMANN(TM), PARTAGAS(TM), BERING(TM), TE-AMO(TM), DON TOMAS(TM) (SOURCE: CIGAR INSIDER, 1997 Unit Sales).
     - We implemented a cigar trade-out program replacing slower moving SKU's with more appropriate cigars and price points for each store's consumer base.

WHAT WE LEARNED DURING 1998. Although our operations expanded dramatically in 1998, results of operations were disappointing in several aspects. See Item 6 - "Management's Discussion and Analysis of Financial Condition" later in this report. We gained further insights into PCI operations, and initiated major changes designed to improve our business during 1998 and beyond. The following summarizes that activity:

* OUR ORIGINAL BUSINESS ALONE WILL NOT SUPPORT PCI; DISTRIBUTING/MARKETING PREMIUM CIGARS IN HUMIDORS IS LIMITING IN TERMS OF REVENUE GENERATION AND EXPENSIVE TO IMPLEMENT. - During 1998, we aggressively pursued the premise on which PCI was founded, with an increased focus on the needs of the consumer and the unique needs of each distribution channel. However, revenues generated were disappointing, even with the program improvements. At the same time, our efforts to improve the programs increased our overhead burden, and negatively impacted profitability.

* IN GENERAL, CIGARS WITHOUT WELL-KNOWN BRAND NAMES PROVED TO BE DIFFICULT TO SELL, CREATING AN INVENTORY PROBLEM. - PCI started 1998 with a heavy inventory of cigars that were purchased in anticipation of a rapid increase in humidor placements. This inventory consisted primarily of lesser-known cigars PCI had purchased when name brands were in short supply during 1997. Shipments of these lesser known cigars to our customers during the Fourth Quarter of 1997 and the First Quarter of 1998 resulted in slow-turning retail inventory. We initiated a cigar trade-out program beginning in the Second Quarter of 1998, replacing the lesser known cigars with more established brands in order to improve retail inventory movement. While this strategy worked in certain locations, it was not universally successful. The return of these cigars added to our already heavy inventory. Efforts to sell this inventory have met with difficulty as the entire cigar industry is suffering from oversupply.

* FULLY INTEGRATED SYSTEMS PROVED TO BE A VALUABLE INVESTMENT. - The development and implementation of an integrated order solicitation, order processing, inventory management, and shipping system was instrumental in improving our gross margins.

* ACCOUNT RELATIONSHIPS CONTINUE TO BE STRONG. - We improved our customer relations. Our customers have expressed appreciation for our efforts, our increasing knowledge of the convenience store retail channel and consumer package goods marketing. As a result, our customers continue to view PCI favorably.

* CANADA CONTINUES TO BE A DIFFICULT OPERATING ENVIRONMENT. - Can-Am revenues increased during 1998 as we added new accounts. Adjustment in products, along with the installation of an integrated accounting platform, resulted in improved gross margins. However, increasingly aggressive tobacco taxes in Canada continued to restrict our margin improvement. We expect that Can-Am margins will continue to lag the US operations.

* OUR PERFORMANCE MADE TRADITIONAL FINANCING DIFFICULT TO OBTAIN. - Our difficulties in generating increased revenues via our in-store humidor program, combined with our significant investment in systems and continuing administrative overhead, resulted in continuing operating losses throughout 1998. To maintain adequate available funds for operations, we attempted to obtain a revolving credit line that would be secured by our accounts receivable and inventories. Unfortunately, we did not find financing during 1998. However, in March 1999, we obtained a $1,000,000 Accounts Receivable Financing package through Alliance Financial Capital.

WHAT WE CHANGED DURING 1998. We recognized the need to expand beyond the limitations of the in-store humidor program, and began to pursue new products and new methods of distributing our products leveraging PCI's experience.

* PCI BEGAN DEVELOPING NEW PRODUCTS DURING THE THIRD QUARTER; WE INTRODUCED THEM TO OUR CUSTOMERS DURING THE FOURTH QUARTER TO SUPPLEMENT OUR IN-STORE HUMIDOR PROGRAM.
     * During the Fourth Quarter, we directed sales efforts at convenience store chain acceptance of PrimeTime(TM) - a small tubed cigar, in four flavor variations, designed to sell for $.49 to $.69 in convenience stores. We signed an exclusive contract on October 5, 1998 with Single Cigars, who will act as our sole supplier of PrimeTime. Single Cigars supplies the retail countertop control units to us at no cost.
     * During the Fourth Quarter, we obtained verbal commitments from 24 of the top 25 convenience store chains to test PrimeTime beginning early 1999. Unfortunately, production start-up problems with PrimeTime, combined with the Thanksgiving/Christmas holidays, impeded sales. We shipped PrimeTime to only one account, Clark Oil (680 stores), during 1998. Through the end of March, 1999, PCI shipped approximately 4,000 countertop PrimeTime displays. Based on interest expressed from new and existing accounts, we believe that PrimeTime could be in more than 6,000 locations nationwide by the end of April, 1999. We believe that this new product should provide significant revenue to PCI.
     * We recognize that a large, maintenance-intensive humidor program may be viable only to a limited number of the estimated 100,000 convenience stores in the United States. To expand PCI's premise, we developed the Humidibox(TM), a small, disposable, humidor, that effectively merchandises 25 cigars in a counter space of only 4"x4". We introduced the Humidibox in late 1998. It has generated interest, not only among small convenience stores, but other locations PCI had not previously pursued (e.g., golf courses, bowling centers).
     * PrimeTime and Humidibox are examples of our re-engineering efforts to reduce PCI's reliance on our in-store humidor program while leveraging PCI's knowledge and experience.

* DURING THE FOURTH QUARTER, WE BEGAN WORK ON DEVELOPING AN E-COMMERCE SITE THAT LEVERAGES PCI'S CORE COMPETENCIES - INTEGRATED SYSTEMS AND CONVENIENCE STORE EXPERIENCE . THE SITE - PRODUCTEXPRESS.COM - WAS ACTIVATED IN LATE MARCH, 1999.
     * We leveraged our integrated order solicitation, order processing, inventory management, and shipping system via a March, 1999 launch of ProductExpress.com - a unique internet site that offers retail consumers a variety of cigar gift packs and multi-brand humidor assortments. We intend to add other products to the site.
          ProductExpress.com also has a wholesale side that offers store managers PCI's traditional products along with other products designed and packaged for the needs of convenience stores. The site features online wholesale purchases and 72-hour direct store delivery. PCI intends to expand the site to inform retailers about sales order history, selling techniques, merchandising suggestions, consumer demographics, price point comparisons and provide them with the ability to share their experiences with other retailers.

*    DURING THE FOURTH QUARTER, PCI DEVALUED ITS CIGAR INVENTORY.
     * Despite PCI's efforts throughout 1998 to sell our lesser-known cigar inventory purchased in late 1997, including the inventory that was returned during the 1998 cigar trade-out program, we were unsuccessful in our efforts to sell this product at prices at or above our cost basis. Compounding our problems were heavy retail inventories in the industry generally and a decline in imports of premium cigars, suggesting a market slowdown.
     * PCI wrote down the value of its inventory to the lower of cost or estimated market value. PCI recognized the writedown of approximately $430,000 during the Fourth Quarter, 1998.
     * We were able to sell some of this inventory during the First Quarter, 1999 at lower prices.

* PCI REDUCED STAFF DURING THE FIRST QUARTER, 1999. - Our new products, integrated systems, and declining importance of our in-store humidor program lead us to reassess our staffing needs. We reduced staff in the U.S. by 50% in the First Quarter,1999 and PCI expects to benefit from reduced operating costs during 1999.

OUR CUSTOMERS. We sell virtually all of our cigars through convenience stores, including stores affiliated with The Southland Corporation and Southland Canada, Inc. which do business as 7-Eleven(TM). We also sell through convenience stores affiliated with Circle K(TM), Mobil(TM), AM/PM(TM), Petro Canada(TM), Mac's(TM) and stores supplied by the McLane Company.

PrimeTime and Humidibox, our new products introduced late in 1998, enable us to increase our potential customer base beyond just the large convenience stores. We believe we can market Humidibox to smaller convenience stores, along with specialty retail stores like golf courses and bowling centers. PrimeTime is suitable for sale in casinos, bars, liquor stores, etc.

OUR LARGEST CUSTOMER. Corporate and franchise stores affiliated with Southland USA and Southland Canada (7-Eleven) accounted for approximately 33% of our U.S. sales and 44% of our Canadian sales during 1998. We have steadily expanded our customer base throughout 1998 and these percentages have steadily declined throughout the year.

PCI, Southland USA, or any U.S. franchisee has the right to terminate the agreement for any reason upon 60 day's notice. Southland Canada can terminate its arrangement with us at any time without notice. Problems with 7-Eleven stores, our major customer in Canada and the United States, would have a material, adverse impact on our business. A substantial reduction in our 7-Eleven business could result in diminished revenues for several quarters or more as we attempt to replace that business.

CANADIAN SALES. CAN-AM, our wholly-owned subsidiary, has secured a strong foothold in the convenience industry with 7-Eleven stores, and chains such as Petro-Canada, Esso, Mohawk, Mac's, TRA, Sobey's, as well as other independent retail outlets. Through December 31, 1998, CAN-AM had secured retail outlets in the Canadian provinces of British Columbia, Alberta, Saskatchewan, Manitoba, Ontario, Quebec, Nova Scotia, Prince Edward Island, Newfoundland and New Brunswick. With a warehouse near Vancouver B.C., a national distribution system and an in-house Customer Service Department, CAN-AM net sales for the twelve month period ending December 31, 1998 were approximately US $3.2 million.

U.S. SALES. As of December 31, 1998 our United States operations distributes to stores throughout the United States. PCI U.S. net sales for the twelve-month period ended December 31, 1998 were approximately $3.7 million. Our U.S. accounts include nationally-recognized accounts such as 7-Eleven(TM); Circle K(TM); Mobil(TM); AM/PM(TM) and stores supplied by the McLane Company. Other than 7-Eleven, which represents approximately 33% of our total U.S. sales, no other individual customer represents more than 12% of our U.S. sales.

DIRECT AND THIRD-PARTY DISTRIBUTION. To effectively market and distribute premium cigars and in-store humidors, we primarily distribute directly to national convenience store chains, and to a smaller degree through independent national, regional and local distributors. Direct sales accounted for approximately 86% of our total sales and third-party distribution accounted for 14% of our total sales for the twelve-month period ended December 31, 1998.

CUSTOMER SERVICE. The ongoing success of our "full-service" PCI Cigar Program depends, in part, upon a strong customer service department. Our goal is to be a working partner with each of our customers, both at an individual store level, and at the headquarters level. Our customer service representatives in both the US and Canada use databases to analyze store volume, price points, cigar selection, provide counsel relative to proper humidification, maintenance, merchandising, humidor placement and reorders.

HUMIDORS, PRIMETIME COUNTERTOP CONTROL UNITS, HUMIDIBOX. We provide, and retain ownership of, all countertop and free-standing cigar humidors shipped to retail outlets. We do not own PrimeTime countertop control units or Humidiboxes. Our humidors provide an attractive product display and increased counter space available for PCI's products. Each PCI in-store humidor is a sealed case or box that displays premium cigars in an optimal environment of humidity.

Throughout 1998 we used two suppliers of humidors based in Arizona and Canada. Although we have specially designed our humidors to meet our business needs, we believe any reputable cabinet making company could meet our production specifications and requirements. For this reason, we do not believe we are dependent upon a single humidor supplier. Furthermore, we expect our future humidor purchases to be minimal.

We signed an exclusive contract with Single Cigars, October 5, 1998. Single Cigars will act as the sole supplier to PCI of PrimeTime. Single Cigars will also furnish, at no cost, the retail dispensing mechanisms known as countertop control units.

The mold for Humidibox is owned by PCI and is injection molded for us by a supplier in Tempe, Arizona. We believe that any reputable injection molder could meet our production specifications and requirements.

OUR CIGARS. We sell name-brand and our own private-label cigars from our humidors, typically retailing from $1 to $8. We sell PrimeTime little cigars, targeted at 49(cent) to 69(cent) retail, from countertop control units. We also distribute cigar-related accessories as a service to our customers, although revenue is very minor.

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

         OTHER PRODUCTS SOLD FROM HUMIDORS. We also sell other cigar-related accessories such as cutters and breath fresheners. We may elect to continue or discontinue offering these products in the future and revenue from non-cigar product sales is not significant.

         PRIMETIME is a machine-made small cigar that uses premium cigar tobacco
         and  flavorings.   PrimeTime  cigars  are  sold   individually  from  a
         countertop control unit, rather than from a humidor.

CIGAR TRADE-OUT PROGRAM. The relationship we have with our customers is very important to us. We have a policy to contact each store to provide an optimum selection of fresh, humidified premium cigars at appropriate price points for that store's consumer base. We endeavor to work with personnel from each store to maintain proper humidity and placement of our humidor and cigars. Early in 1998 we analyzed retail outlets with substandard sales performance, and identified opportunities to improve product mix. As a result, we traded out slower moving store inventory and replaced it with an improved product mix.

COMPETITION.   PCI  competes  with  a  smaller  number  of  primarily   regional
distributors, including Southern Wine and Spirits, Specialty Cigars, Inc., Cohabico, Old Scottsdale Cigar Company, Inc. and other small tobacco distributors and jobbers that service convenience stores.

The cigar industry is dominated by a small number of companies which are well known to the public; however, during the four year cigar industry growth period from 1993-1997, many new but small cigar companies also entered the market. To our knowledge, these cigar manufacturing companies have not yet entered the retail convenience store market with an in store humidor program. These companies include 800 JR Cigar Company, Inc., Consolidated Cigar Holdings (acquired by SEITA, a French company which is a major international tobacco manufacturer), General Cigar Company, Swisher, Havatampa/Phillies Cigar Corporation (acquired in 1998 by Tabacalera) and others. These companies may offer an in-store humidor program in the future and may currently indirectly compete with us, for example, through operating retail warehouse outlets or mail-order retail distribution centers. These cigar manufacturing companies have larger resources than PCI and would, if they enter the in-store humidor market, constitute formidable competition for our business. Large wholesale distribution companies such as McLane Company and Core~Mark could also be competitors if they choose to aggressively pursue an in-store humidor program.

DECREASING DEPENDENCE ON PRINCIPAL SUPPLIERS. We do not directly manufacture or import any cigars, and depend entirely on third party manufacturers, suppliers and importers for our cigars. Typically, we do not have supply agreements, but submit purchase orders for cigars. We currently purchase cigars from approximately 10 suppliers.

We have steadily decreased our dependence on any one supplier. For the twelve-month period ended December 31, 1998 our largest supplier, Latin Partners, accounted for approximately 43% of our total U.S. cigar purchases. House of Horvath accounted for approximately 59% of total Canadian cigar purchases for the twelve months December 31, 1998. Apart from the named suppliers, no other supplier accounts for more than 15% of our overall U.S. cigar purchases. We believe that we could quickly replace our main suppliers with alternative sources at comparable prices and terms and a disruption in the supply of cigars from our principal suppliers would not have a significant adverse impact on our operations.

We do have an exclusive contract with Single Cigars to provide us with PrimeTime small cigars. While we believe other suppliers could provide us with PrimeTime products, it would probably take some time to arrange for production.

CIGAR SUPPLY GENERALLY. We primarily sell moderately-priced cigars which are hand-rolled or machine-made from tobacco aged six months to two years. At the present time, we believe there is an supply of tobacco available in a number of countries for these types of cigars. However, we also sell a limited number of higher priced premium cigars which require higher quality, longer-aged cigar tobacco. Our ability to acquire these cigars in the future may be constrained by a shortage of premium cigars made with longer-aged cigar tobacco. At times, producers have suspended shipping certain brands of cigars when excessive demand results in a shortage of properly aged and blended tobacco. Accordingly, increases in demand may adversely affect our ability to acquire higher priced premium cigars.

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

PCI does not currently own any United States federal trademark registrations. We have filed trademark applications in the United States Patent and Trademark Office for the trademarks on some of our in-house, private label brands. We are already using these marks in interstate commerce. We filed a federal trademark application with the United States Patent and Trademark Office to register the trademark PREMIUM CIGARS INTERNATIONAL and PRIMETIME. PCI currently owns no patents. We have filed and obtained a domain name registration for our e-commerce site, ProductExpress.com.

NASDAQ LISTING. NASDAQ advised PCI by letter on October 23, 1998 that it had 90 calendar days in which to regain compliance with the minimum $1.00 closing bid price requirement for its shares, If the closing bid price did not exceed $1.00 for 10 straight days, PCI's shares would be delisted from the NASDAQ Small Cap Market. PCI satisfied the minimum bid price requirements in late November and early December, 1998. Nevertheless, on January 12, 1999 NASDAQ advised PCI that despite its compliance with technical requirements, the staff exercised its broad discretions and recommended delisting of PCI shares as of January 23, 1999. PCI disagreed with the proposed action, and requested an oral hearing on this matter. PCI will present its case for continued listing at an oral hearing on April 8, 1999. Any delisting has been stayed pending the outcome of the hearing.

BOARD OF DIRECTORS. In October, 1998 Atul Vashistha, an outside director, resigned due to his moving out of state. During January, 1999 Mark Jazwin, President, W.B. McKee Securities, Inc. was added to the PCI Board of Directors as an additional independent director. During March, 1999 Bill Anthony and Robert Manschot resigned as independent directors due to the time requirements of their primary business commitments. During March, 1999 Gary Sherman, Executive Vice President, Heritage West Securities, Inc. was appointed as an independent director.

GOVERNMENT REGULATION

GENERAL. The tobacco industry in general has been subject to regulation by federal, state and local governments, and recent trends have been toward increased regulation. Federal law requires states, in order to receive full funding for federal substance abuse block grants, to establish a minimum age of 18 years for the purchase of tobacco products, together with an appropriate enforcement program. The recent trend is toward increasing regulation of the tobacco industry, and the recent increase in popularity and visibility of cigars could lead to an increase in the regulation of cigars. A variety of bills relating to tobacco issues have been introduced in recent sessions of the U.S. Congress and various state legislatures, including bills that would have: (1) prohibited or restricted the advertising and promotion of all tobacco products or restricted or eliminated the deductibility of such advertising expenses, (2) increased labeling requirements on tobacco products to include, among other things, addiction warnings and lists of additives and toxins, (3) banned self service displays of all tobacco products, (4) shifted regulatory control of tobacco products and advertisements, (5) substantially increased tobacco excise taxes and (6) required tobacco companies to pay for health care costs incurred by the federal government in connection with tobacco related diseases.

Respected members of the public health community and others have called for Federal Food and Drug Administration ("FDA") jurisdiction over all tobacco products which contain nicotine. While no reliable standard testing procedure has been established for cigars because of their many types, sizes and shapes, and manner of use, it is undisputed that cigars contain nicotine and some will call for FDA regulation of cigars for that reason.

Cigarette manufacturers mounted a court challenge to the FDA's existing statutory authority to regulate tobacco and, after a U.S. District Court found that the FDA was not precluded from such regulatory authority in general, but was prohibited from restricting advertising or promotion of tobacco products, appealed the matter to the United States Court of Appeals for the Fourth Circuit. In 1998, the Court of Appeals reversed the District Court decision and held that the FDA has no jurisdiction to regulate tobacco. The FDA has petitioned the United States Supreme Court to review that decision.

In 1997, the five largest tobacco companies announced a proposed settlement of a number of cases brought by the Attorneys General of several states to recoup Medicare expenses. Congress introduced legislation to implement the settlement by increasing the price of cigarettes, regulating all tobacco products including, in certain versions of the legislation, those manufactured by cigar companies (which were not a party to the suits being settled), imposing full FDA regulation and adopting new and highly restrictive marketing requirements. Although Congress failed to adopt the legislation, the five tobacco companies engaged in the 1997 proposed settlement entered into separate settlement agreements in 1998 with the Attorneys General pursuant to which they agreed to pay significant amounts annually and to certain marketing restrictions. The Master Settlement Agreement ("MSA") was signed on November 23, 1998 and since then additional tobacco product manufacturers have joined as subsequent participating parties to the MSA.

The FDA considered asserting jurisdiction over little cigars in 1995. It declined to do so in the final rule issued in 1996 principally because the FDA concluded that little cigars were not used significantly by teenagers. In May 1997, the Center for Disease Control (CDC") issued a widely publicized report that has come most often to be cited for the claim that "more than a quarter of the nation's teenagers have smoked a cigar in the past year." While the Company believes the incidence of youth usage of cigars has been exaggerated, the CDC report is being cited as justification for extending legislation to all cigars, and for FDA jurisdiction of all cigars.

In  addition,  the  majority of states  restrict or prohibit  smoking in certain public places and restrict the sale of tobacco products to minors. Local legislative and regulatory bodies also have increasingly moved to curtail smoking by prohibiting smoking in certain building or areas or by requiring designated "smoking" areas. Further restrictions of a similar nature could have an adverse effect on the sales or operations of PCI. Numerous proposals also have been considered at the state and local level restricting smoking in certain public areas, regulating point of sale placement, and promotions and requiring warning labels. In California, the exemption from no-smoking regulations accorded taverns, bars and cigar bars expired January 1, 1998. On June 16, 1997, Texas passed a law which prohibits offering cigarettes or tobacco products (including cigars) in a manner that permits a customer direct access to the products, but the law specifically does not apply to "that part of a business that is a humidor or other enclosure designed to store cigars in a climate-controlled environment."

California requires "clear and reasonable" warnings to consumers who are exposed to chemicals determined by the state to cause cancer or reproductive toxicity, including tobacco smoke and several of its constituent chemicals. As a result, PCI has gone to significant lengths to ensure the following warning label is attached to its humidors in California: "WARNING: This product contains/produces chemicals known to the State of California to cause cancer, and birth defects or other reproductive harm." In Massachusetts, regulations mandating warning labels on machine made cigars were recently issued by the outgoing Attorney General.
Unless revised, these regulations will become effective August 1, 1999. In addition, Texas and Minnesota have recently passed ingredient, additive and/or nicotine disclosure laws applicable to cigars. We cannot assure that such legislation introduced in other states will not be passed in the future or that other states will not enact similar legislation.

Although federal law has required health warnings on cigarettes since 1965 and on smokeless tobacco since 1986, there is no federal law requiring that cigars carry such warnings. In February 1998, the Federal Trade Commission ("FTC") issued orders to five of the largest cigar companies requiring them to file "special reports" on their sales and advertising expenditures. This could lead to regulations and/or legislation respecting cigar advertising and promotion, including health warning labels. The FTC is expected to send a report to Congress in 1999 which could include, among other things, a recommendation for a federal warning label on cigars. A petition for such a label ("WARNING: This product is not a safe alternative to cigarettes") was submitted by Action on Smoking or Health last year and remains pending before the FDA. In addition, the "Cigars Are No Safe Alternative Act", introduced in Congress in 1998, contains a provision which would require the FDA to develop a warning label for cigars.

Consideration at both the federal and state level also has been given to consequences of tobacco smoke on non-smokers (so called "second-hand" smoke). The expressed concern of the California legislators who supported the above referred to expiration of the no-smoking exemption for taverns, bars and cigar bars was the effect of second-hand smoke on the employees of such establishments. In 1998, plaintiffs representing the cities of Los Angeles and San Francisco filed suit against several cigar manufacturers with respect to the adequacy of the presently required warning as it relates to non-smokers exposed to second hand smoke. We cannot assure that regulations relating to second-hand smoke will not be adopted.

The U.S. Environmental Protection Agency (EPA") published a report in 1993 with respect to the respiratory health effects of second-hand smoke, which concluded that widespread exposure to environmental tobacco smoke presents a serious and substantial public health concern. In 1998, the EPA report was invalidated by a Federal District Court.

In 1998, the National Cancer Institute issued a report describing statistical and other research into cigars and health. The report was widely publicized and could affect pending and future tobacco regulation and litigation.

Increased cigar consumption and the publicity such increase has received may increase the risk of additional regulation. There can be no assurance as to the ultimate content, timing or effect of any additional regulation of tobacco products by any federal, state, local or regulatory body, and any such
legislation  or  regulation  may  have  a  material   adverse  affect  on  PCI's
operations.

TAXES. Cigars long have been subject to federal, state and local excise taxes, and such taxes frequently have been increased or proposed to be increased, in some cases significantly, to fund various legislative initiatives. The federal excise tax rate on large cigars (weighing more than three pounds per thousand cigars) is 12.75% of the manufacturer's selling price, capped at $30.00 per thousand cigars.

Based on scheduled increases to the federal excise tax on cigarettes, which result in proportionate tax increases to the federal excise tax on all other tobacco products, the tax on large cigars will increase to 18.06% on January 1, 2000, capped at $42.50 per thousand large cigars. On January 1, 2002 the tax is scheduled to be raised to 20.71% and capped at $48.75 per thousand large cigars.

In 1999, the Clinton administration proposed additional increases in federal excise tax on cigarettes which, if enacted as proposed, would increase the cigarette tax by approximately 141% over the already scheduled increases. If passed, these taxes will have a proportionately significant impact on all other tobacco products. PCI believes that the enactment of significantly increased excise taxes could have a material adverse effect on our business. We cannot predict the likelihood of the passage or the enactment of future increases in tobacco excise taxes as they relate to cigars.

Tobacco products also are subject to certain state and local taxes. As evidenced by the passage of the Proposition 10 referendum in California, an act used to fund early childhood development programs, children's' health and development concerns at the state level exert pressure to increase tobacco taxes. Proposition 10, which became effective on January 1, 1999, raises the tax on cigars in California from 26.17% of the manufacturer's selling price to 61.53%.

42 states currently impose excise taxes on cigars. Of the eight states without tobacco taxes, proposals to add such taxes are pending in Maryland, New Hampshire, Wyoming and West Virginia. State cigar excise taxes are not subject to caps similar to the federal excise tax. The enactment of new state excise taxes and the increase in existing state excise taxes are likely to have an adverse effect on regional sales as cigar consumption generally declines.

TAX FILING COMPLIANCE ISSUES. In March 1998, the State of New York asked PCI to suspend shipments of cigars to that state until the proper tax applications had been processed and taxes, penalties and interest had been paid. PCI complied with New York's request and was subsequently approved to resume shipments to New York retail accounts. Management did not consider this brief shipment interruption to be material to its operations.

PCI has registered with the appropriate taxing authorities in the Canadian provinces and in most of the states in which it currently does business. Currently, PCI is in arrears in the payment of tobacco taxes in several states in which it does business. Although we have posted payment bonds in several of the states, failure to remit taxes could have a material adverse effect on our operations if one or more of the states initiate enforcement actions.

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

TOBACCO INDUSTRY LITIGATION. Historically, the cigar industry has experienced less health-related litigation than the cigarette and smokeless tobacco industries have experienced. We carry general commercial liability insurance with an aggregate limit of $10,000,000. However, we cannot assure you that we will not be subject to liability which is not covered beyond the limits of our general liability insurance coverage, and which may have a material adverse effect upon our business.

RESEARCH AND DEVELOPMENT; ENVIRONMENTAL COMPLIANCE. We have not incurred research and development costs associated with our products. Historically, PCI has acquired cigars and accessory product lines from its suppliers and contract manufacturers and has typically allowed the suppliers and manufacturers to incur the costs of product research and development. Our policy is to not warehouse or handle in our facilities any products that require Material Safety Data Sheet ("MSDS") reporting and compliance. Currently, the costs and effects of environmental compliance do not have a material effect on our financial condition or operations.

EMPLOYEES. As of December 31, 1998, we had 69 employees in the U.S. and Canada. Currently we have approximately 44 employees. None of our employees are represented by a labor union and we believe that employee relations are good.

ITEM 2 - DESCRIPTION OF PROPERTY

At the beginning of 1998, we subleased, from an independent third party, approximately 8,500 square feet for our corporate offices, warehouse, humidor storage and distribution facilities located in the Scottsdale Airpark area of Scottsdale, Arizona. Because we outgrew our facilities, we entered into a new building lease on February 25, 1998 for approximately 20,434 square feet of office and warehouse space at 15849 North 77th Street, Scottsdale, Arizona 85260, and moved our operations to the new facilities in late April of 1998. The new lease expires on April 30, 2003. The monthly rent for the first three years (May 1998 through April 2001) is $18,000 and the monthly rent for years four and five (May 2001 through April 2003) is $19,000. PCI is also responsible for common area maintenance, taxes and certain other incidental costs.

PCI also leases, from an independent third party, approximately 3,064 square feet of office and warehouse space in Burnaby, British Columbia (a suburb of Vancouver) for CAN-AM's Canadian operations. The lease expires July 14, 2000 and the rent is approximately U.S. $1,190, $1,373 and $1,556 per month for the first, second and third years of the lease, respectively.

ITEM 3 - LEGAL PROCEEDINGS

AUTOMOBILE ACCIDENT. On September 16, 1997, a PCI employee Pete Charleston, was involved in an automobile accident in which he was the driver and four passengers were injured. Attorneys for the first three passengers have indicated that their clients will pursue personal injury claims against PCI, but no lawsuit has been filed. A fourth passenger has made a demand against the employee-driver and his insurer only. PCI tendered defense of the claims to, and requested indemnification from, our commercial general liability carrier, but the carrier has initially declined coverage on grounds that the endorsement covering Hired and Non-Owned Auto Liability was not yet effective. We have disputed the carrier's denial of coverage and we have asserted that PCI obtained an oral binder of such coverage prior to the accident. We have negotiated and executed a settlement with the potential claimants pursuant to which Mr. Charleston's own insurer will pay its policy limits, $300,000 to the claimants. The claimants have provided to PCI a covenant not to execute against PCI or Mr. Charleston, and PCI has assigned to the claimants any claims which PCI might have against its insurer for denying coverage.

PROP 65. PCI and at least two of its customers, Mobil and Southland, have received notice of violations of Proposition 65, a California regulation which requires warning labels on certain cancer causing products, including cigars. Proposition 65 can be enforced by private litigants, and PCI received a letter from a California attorney, Morse Mehrban, which demanded compliance and requested settlement. PCI has since distributed to all of its retail outlets in California a warning label to be attached to each humidor. However, Mr. Mehrban has brought legal action for sales which occurred prior to PCI's compliance. PCI has learned that both Mobil and Southland also have been named in lawsuits initiated by Mr. Mehrban. Southland claims that the lawsuit filed against it arose solely from the sale of PCI's products. Pursuant to the agreement between Southland and PCI, Southland has requested that it be indemnified for these claims. Mobil has not made a similar indemnification request, and based on the agreement between Mobil and PCI, Mobil probably cannot claim any indemnification rights. PCI is currently exploring the possibility of settling with Mr. Mehrban all claims against PCI and its customers, including Mobil and Southland. In the meantime, PCI has filed a demurrer and retained California counsel to defend the cases brought against it and Southland.

LATIN PARTNERS. An agreement has been reached with counsel for Latin Partners, relating to a delay in payment for merchandise. The lawsuit will be dismissed with prejudice upon receipt of the final payment and they have agreed to stay all proceedings in the litigation as long as payments are made in accordance with the schedule.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

                                     PART II

ITEM 5 - MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     (a)  Market for Common Equity.

         PCI's common stock under the registered name of Premium Cigars International, Ltd. is traded on the NASDAQ SmallCap Market as "PCIG" and on the Boston Stock Exchange as "PCI."

         Set forth below are the high and low closing prices for PCI's common stock as reported on either the NASDAQ SmallCap Market or The Boston Stock Exchange for the last six quarters.

Quarter                               High            Low
-------                               ----            ---

September 30, 1997                  $5.8125          $4.3750

December 31, 1997                   $5.5625          $2.0000

March 31, 1998                      $ 2.563          $ 1.313

June 30, 1998                       $ 2.438          $ 1.313

September 30, 1998                  $ 1.750          $ 0.750

December 31, 1998                   $ 1.250          $ 0.500

         As of December 31, 1998, there were approximately 30 holders of record of PCI's common shares, not including those shares held in brokerage accounts.

         PCI has never declared or paid a cash dividend on its shares. PCI's Board of Directors will determine whether to pay cash dividends based upon results of operations, cash flows, financial condition and liquidity. However, at present, PCI intends to retain any earnings to fund the development and growth of its business and does not anticipate paying any cash dividends in the foreseeable future.

SALE OF UNREGISTERED SECURITIES

During 1998 and through the filing of this annual report, PCI sold a total of 370,000 unregistered securities in private transactions with accredited investors under Sections 4(2) and 4(6) of the Securities Act, as amended, as follows:

     (a) In January 1999, RCG Capital, Inc. purchased 100,000 restricted shares from PCI at a price of $0.01 per share. These shares were acquired in connection with PCI's consulting agreement with RCG as a public relations consultant. PCI may repurchase the shares over the term of the agreement, at the original issuance price ($0.01 per share) if certain criteria are not met. If and when RCG requests removal of the restrictive legends on the shares, RCG must pay PCI sums ranging from $0.99 to $1.49 per share.

     (b) On January 27, 1999, John Greenwell purchased 70,000 restricted shares at a purchase price of $0.50 per share.

     (c) In February 1999, Clemons F. Walker, Keith A. Cannon and Daniel V. McLeon purchased 100,000, 60,000 and 40,000 restricted shares, respectively, at a purchase price of $0.50 per share.

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

        4(vii). From the effective date of PCI's Registration Statement,  August
                21, 1997 to December 31, 1998, the net offering proceeds were applied as follows: $1,200,000 to repayment of debt, $1,289,849 to purchase humidors, $2,030,445 to purchase inventory,
                $2,641,867 for sales and marketing and $968,503 in other net working capital.

        4(viii).In  addition,   net  offering   proceeds  were  applied  to  the
                following items, which represent a material change from the use of proceeds described in the Prospectus dated August 21, 1997:

                RAISES TO CERTAIN FOUNDERS AND OTHER KEY EMPLOYEES. Effective October 1, 1997, certain founders and other key employees received raises in the range of 17% to 40% which, in the
                aggregate,   totalled  $150,000  on  an  annualized  basis.  The
                independent directors approved these raises based upon management's recommendation that the raises be funded from cash generated from operations. Management implemented the raises using offering proceeds prior to the availability of operating proceeds. Subsequently, an independent study performed for PCI in conjunction with its analysis of incentive compensation alternatives supports that the majority of the resulting salary levels were within the market value base compensation ranges for qualified individuals in these positions. See "Certain Relationships and Related Transactions - Raises to Certain Founders and Other Key Employees" in PCI's 10-KSB filed for the fiscal year ended December 31, 1997.

                PAYOUT OF MANAGEMENT FEES. On November 3, 1997, PCI paid each of Colin A. Jones and Greg P. Lambrecht $80,000, for a total of $160,000, as lump sum payments of their management fees, which became due under their Employment Agreements as a result of PCI's receipt of financing from its initial public offering. See "Certain Relationships and Related Transactions - Payout of Management Fees to Greg Lambrecht and Colin Jones" in PCI's 10-KSB filed for the fiscal year ended December 31, 1997.

                SEVERANCE COMPENSATION AND SETTLEMENT PAYMENTS. On March 3, 1998, PCI entered into settlement agreements with each of Messrs. Jones, Greg Lambrecht and Steve Lambrecht acknowledging the termination of their employment relationships with PCI. PCI paid each individual: (a) a lump sum payment of $40,000; and (b) severance compensation of $63,000 and other benefits payable over nine months under his individual Employment Agreement. In exchange for the lump sum payment, each individual: (i) agreed to extend his non-compete clause for six months, for a total of 18 months; and (ii) released PCI from all claims relating to his Employment Agreement and employment with PCI. See "Certain Relationships and Related Transactions - Settlement of Compensation Disputes with Founders" in PCI's 10-KSB filed for the fiscal year ended December 31, 1997. In 1998, PCI paid Karissa B. Nisted $40,000 in severance compensation over six months according to the terms of her Employment Agreement and in exchange for a limited release. In addition, severance benefits were paid to Murphy Pierson during 1998 pursuant to the terms of an Employment Agreement. The aggregate total of these settlement and severance payments was $395,200.

ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

You must read the following discussion of the results of the operations and financial condition of PCI in conjunction with PCI's consolidated financial statements, including the notes included elsewhere in this 10-KSB filing. Historical results are not necessarily an indication of trends in operating results for any future period. The consolidated financial statements present the accounts of PCI and its wholly-owned subsidiary, CAN-AM. All significant intercompany balances and transactions were eliminated in consolidation.

RESULTS OF OPERATIONS. The following table sets forth a summary of PCI's consolidated statements of operations for the twelve months ending December 31, 1998, the nine month period ended December 31, 1997 and the pro-forma twelve month period ended December 31, 1997.

                                                     Nine Month        Pro-Forma Twelve
                             Year ended             Period Ended         Months Ended
                          December 31, 1998       December 31, 1997     December 31, 1997
                          -----------------       -----------------     -----------------
                                                                          (Unaudited)
                               ($000)                  ($000)                ($000)
Net Sales                   $ 6,900.9                $ 3,362.3             $ 3,695.2

Gross Profit                  1,319.1                    563.6                 646.4

S,G & A and other
operating expenses            5,435.7                  2,383.7               2,795.3

Loss From Operations         (4,116.5)                (1,820.1)             (2,148.9)

Other Income                     86.7                     59.7                  48.0
                            ---------                ---------             ---------

Net Loss                    $(4,029.8)               $(1,760.4)            $(2,100.9)
                            =========                =========             =========
Loss Per Share              $   (1.16)               $    (.82)            $    (.97)
                            =========                =========             =========
Weighted Average Number of
Shares Outstanding          3,469,092                2,156,076             2,160,419

FISCAL 1998 COMPARED TO FISCAL 1997

SALES. Sales of cigars and related items for the twelve month period ending December 31, 1998 were $6,900,927, an increase of 105% versus fiscal 1997 and an increase of 86.7% compared to the twelve month proforma 1997 period. The following table summarizes unaudited quarterly results.

                          Net Sales ($000) (Unaudited)

         1st Quarter    2nd Quarter    3rd Quarter    4th Quarter    Total Year
         -----------    -----------    -----------    -----------    ----------
1997      $  332.9       $  628.2       $1,372.3       $1,361.8       $3,695.2

1998      $1,255.9       $2,018.6       $2,000.6       $1,625.8       $6,900.9

As 1998 progressed, sales associated with the base humidor program became more difficult to generate. The U.S. Customer Service Department made steady progress on improving the number of completed calls; however, the humidor productivity (as measured by average reorder rates) and the close ratio did not improve. If the program is "working", the average dollars/reorder and the close ratio should increase. The mid-year Cigar Trade Out program briefly accelerated the close ratios and the average reorder amount, but once the program was completed, these key numbers began to decline. There continues to be an opportunity to improve humidor productivity (e.g., more appropriate SKU's and price points); however, there may be greater opportunity to focus only on those stores that have acceptable order history, and alter the approach (i.e., humidibox, instead of a large humidor, eliminating the account) among accounts who show continued reluctance to support the humidor program via their lack of order history.

GROSS MARGINS. Gross profit margin for the year ended December 31, 1998 was 19% versus 17% for fiscal 1997 and 17% for the pro forma twelve month period ended December 31, 1997. Excluding the effect of a writedown of inventory in the fourth quarter of 1998 discussed in Item 1 above, gross profit margin for the year ended December 31, 1998 was 25%. Gross margin has steadily improved as a result of PCI's integrated systems and more favorable purchasing arrangements with key suppliers and greater fixed overhead absorption due to higher sales; however, Can-Am continues to lag the U.S. and we expect that it will continue to do so in the future. A major problem with Canadian margins is the significantly higher tobacco taxes. During 1998, U.S. tobacco taxes were 6.4% of Net Sales, while in Canada, they were 31.4% of Net Sales. The lower margins during the First Quarter were due mainly to a higher percentage of lower margin cigars that were sold in Canada, as well as increased labor costs incurred in consolidating warehouse space and inspecting inventory for possible damage.

                         1998 Gross Margins (Unaudited)

         1st Quarter    2nd Quarter    3rd Quarter    4th Quarter    Total Year
         -----------    -----------    -----------    -----------    ----------

U.S.         18%             31%           34%           40%*           30%*
Canada        8%             23%           20%           19%            19%
Total
 Company     14%             27%           27%           29%*           25%*

* Before adjustment to write down inventory to the lower of cost or market.

SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses (SG&A) were $5,435,700 for the year ended December 31, 1998 compared to $2,383,700 for fiscal 1997 and $2,795,300 unaudited for the pro forma twelve month period ended December 31, 1997. As a percentage of sales, SG&A was 79% for the year ended December 31, 1998 versus 71% for fiscal 1997 and 76% for the pro forma twelve month period ended December 31, 1997. Excluding the effect of payment of severance compensation during 1998, SG&A as a percentage of sales in 1998 was 73%.

SG&A is disproportionately high relative to net sales due to the creation of an intrastructure (people, offices, equipment, etc.) to generate future revenue and manage operations; however, issues discussed previously have negatively impacted revenue growth (see Part I - Item 1 - Description of Business). SG&A includes amortization of humidors which are amortized over two years; however, we anticipate that the humidors may continue to produce revenue beyond that period. PCI has taken steps to reduce its SG&A in 1999, including staff reductions that were announced previously.

OTHER INCOME/EXPENSES. Other income for the year ended December 31, 1998 totaled $86,700 compared to $59,700 in fiscal 1997 and $48,000 unaudited for the pro forma twelve month period ended December 31, 1997. Other income consists mainly of interest income which was earned from the investment of the proceeds from the initial public offering in August of 1997, offset by interest expense. Interest expense was incurred in 1997 on bridge loans and other debt that was incurred prior to PCI's initial public offering. The invested proceeds have since been used to fund operations. PCI will incur interest expense in 1999 on its accounts receivable financing agreement.

SEASONALITY.

Our operational history suggests some variation in convenience store impulse cigar purchases may be tied to outdoor weather conditions. In the northern U.S. and Canada, sales appear to improve in the warmer months and in the southern U.S. sales appear to improve in the cooler months. Because we distribute across the U.S. and Canada, we anticipate that any seasonal variances in the northern and southern regions will be offsetting and not have a material impact on our financial condition or operations.

LIQUIDITY AND CAPITAL RESOURCES.

We require capital to market our PCI Cigar program, obtain additional inventory and humidors to supply our increasing distribution network, and develop the personnel, facilities, assets, and organization infrastructure necessary to support our expanding business. Prior to our initial public offering, we raised capital through the issuance of stock and notes payable, as well as obtaining a line of credit from a bank. On September 29, 1997 we completed an initial public offering that resulted in net proceeds to PCI of $8,130,664. See Item 2(c), "Use of Proceeds" for application of the proceeds.

PCI used $3.1 million for operating activities for the year ended December 31, 1998, which was largely attributable to the net loss incurred during the period. Non-cash expenses (depreciation and amortization) totalled $794,000. Cash used for operations includes $395,000 in severance compensation paid to former management of PCI.

As of December 31, 1998 the combined balance of cash and available for sale securities totaled $168,000, a decrease of $4,567,000 or 96% from December 31, 1997. The decline is due to the net loss incurred for the year ended December 31, 1998 as well as PCI's continued additional investments in humidors and property and equipment.

Accounts receivable at December 31, 1998 decreased $76,000 or 12% from December 31, 1997. The decrease is largely due to improved collection efforts in the U.S. during 1998. A general overall increase in the receivables balance due to increased sales in 1998 was offset by the write-off of some old balances that existed at December 31, 1997.

Net inventories at December 31, 1998 increased $3,000, or less than 1% from December 31, 1997. The change is attributable to: 1) inventory returned by customers as part of the cigar trade-out program that was implemented during the first half of 1998; 2) a gradual shift in inventory mix to higher priced, and therefore, higher cost cigars and 3) an overall increase in the number of cigars on hand to support a higher volume of sales. This was offset by a $428,000 write-down of our non-core inventory to estimated market value. We are developing programs to eliminate our investment in obsolete and discontinued cigars and expect to reduce this figure over the next several months.

As part of PCI's humidor program, a humidor is sent with each initial order of cigars as new stores are added. While PCI retains ownership of the humidor, the store is not charged for the humidor unless it is lost or damaged by the store. Therefore, as new stores continue to be added, PCI requires capital to purchase the humidors it sends out as part of the initial order. As discussed in Part I -
Item 1 - Description of Business - we expect future humidor purchases to be minimal.

Capital expenditures (excluding humidors) totaled $592,000 for the year ended December 31, 1998. This included the cost of new office furniture and leasehold improvements for our new facility, continued investment in computer equipment and software applications, and warehouse machinery and equipment. We do not anticipate any significant capital spending needs for the foreseeable future.

Accounts payable and accrued expenses at December 31, 1998 increased $21,500, or 2% from December 31, 1997. Decreases in the amount of tobacco taxes payable were largely offset by increases in trade payables due to our inability to secure financing until 1999.

We have no current plans that represent a material change from the use of proceeds described in the Prospectus dated August 21, 1997. We have secured a $1,000,000 accounts receivable financing package which, assuming sales forecasts are achieved, we believe will provide the necessary working capital for our immediate ongoing needs; however, we cannot assure you that we can generate sufficient revenues to provide the cash flow necessary to meet our ongoing working capital needs, nor to repay prior existing trade indebtedness. We have raised an additional $135,000 during the first quarter of 1999 through the issuance of additional shares of PCI's stock. The Board of Directors has authorized the issuance of additional shares for up to an additional $200,000. However, it is likely that PCI will have to raise additional capital through the sale of some of its assets in order to raise the necessary capital to repay the trade debt it has incurred over the past several months. We cannot assure you that we will be able to sell sufficient assets to enable us to repay our outstanding trade debt in a timely manner.

KNOWN TRENDS, EVENTS OR UNCERTAINTIES THAT MAY IMPACT OUR FINANCIAL CONDITION OR OPERATIONS.

YEAR 2000 ISSUES. We purchased most of our computers within the past year and do not anticipate any significant problems relative to their Year 2000 ("Y2K") capabilities. Testing of each machine's capabilities is expected to be completed by the end of the Second Quarter, 1999. We have not yet implemented a plan to identify the non-IT (Information Technology) systems (i.e., those systems with an imbedded technology such as microcontrollers) which may require repair or replacement; however, given the nature of our operations and the age of our business, we do not believe that we face any material risk from these types of systems.

Our business relies to a large extent on our integrated accounting, order entry, and inventory control systems (SBT Pro Series 5.0), which is represented by the vendor as being Y2K compliant. We also rely on standard office productivity software (Microsoft Office 97) which is also represented as being Y2K compliant. Our EDI software, which we use to transmit invoices and receive payment information from our largest U.S. customer is represented to be non-compliant. The cost to replace this software is not expected to be material and we intend to identify suitable alternatives by the end of the Second Quarter, 1999. We are in the process of determining the compliance of our other software and expect to have this completed by the end of the Second Quarter.

We have begun the process of contacting key customers, vendors, service providers and other third parties with whom business is conducted to determine what impact, if any, their Y2K readiness will have on us; this process is expected to be completed by the end of the Second Quarter, 1999. Although we do not anticipate any material adverse effect on our business as a result of such parties failure to achieve Y2K readiness, we cannot assure you that these parties will have accurately assessed their Y2K readiness status.

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

ITEM 7 - FINANCIAL STATEMENTS

PCI's audited financial statements for the year ended December 31, 1998 and the nine month period ended December 31, 1997 are set forth commencing on page F-1, following the Index to Financial Statements on Page xx.

ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

                                    PART III

ITEM 9 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT DIRECTORS AND EXECUTIVE OFFICERS


Name                       Age                  Position
----                       ---                  --------

John E. Greenwell......... 51   Director, Chief Executive Officer, President,
                                Chief Operating Officer

Scott I. Lambrecht........ 27   Vice President of Operations and Secretary

James B. Stanley.......... 35   Vice President of Purchasing and Assistant
                                Secretary

Brendan McGuinness........ 51   Vice President of Sales

Colin A. Jones............ 32   Director

Greg P. Lambrecht......... 36   Director

Steven A. Lambrecht....... 47   Director

Mark Jazwin............... 33   Independent Director

Gary Sherman.............. 50   Independent Director


   JOHN E. GREENWELL has been a director and PCI's Chief Executive Officer since March 1, 1998 and PCI's President and Chief Operating Officer since December 15, 1997. Mr. Greenwell previously was employed by The Dial Corporation from 1984 to 1996, culminating with his position as Executive Vice President and the General Manager of Dial's Detergent Division. He has 29 years of marketing and executive management experience in the consumer package goods industry. Prior to his Executive Vice President role with The Dial Corporation, Mr. Greenwell was Senior Vice President and General Manager of Dial's Food Division. He has served in consumer marketing responsibilities for The Dial Corporation, Texize (a former division of Morton Thiokol), Drackett (a former division of Bristol Myers), the advertising agency of Leo Burnett Company and a sales position with The Chicago Tribune. Mr. Greenwell has also served as a member of the Board of Directors for the Soap & Detergent Association and the National Food Processors Association. Mr. Greenwell received a B.S. degree in Business from Indiana University in 1969.

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

     BRENDAN M. MCGUINNESS has been the Vice President of Sales since May 12, 1998. Prior to that, he was a sales consultant to PCI from February 1, 1998 and the Acting Vice President of Sales from March 3, 1998. Mr. McGuinness previously was employed by The Dial Corporation from 1973 to 1997, culminating with his position as the Vice President of Sales- Personal Care Division. Prior to that position he was Vice President and General Manager of Dial's Commercial Markets Division, which markets and distributes products serving the Lodging, Industrial, and Medical classes of trade. He has held additional sales management positions at The Dial Corporation, including Vice President of National Field Sales, with responsibility for the direction of 250 consumer products sales professionals generating annual sales exceeding $1 billion dollars. Mr. McGuinness received a B.S. in Business from Bryant College in 1970. He is a board member of the Arizona Chapter of the Juvenile Diabetes Foundation.

   COLIN A. JONES has been a director since May 3, 1997. He previously served as Vice President of International Sales from May 31, 1997 to January 16, 1998. He has 13 years of experience managing, marketing and selling to the convenience store and grocery store market. In 1985, he founded J&M Wholesale, Ltd., a British Columbia corporation which delivers various wholesale products primarily to convenience store accounts in Canada. He continues to be the President and Chief Executive Officer of J&M. Mr. Jones attended Douglas College of New Westminster, British Columbia, Canada.

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

   STEVEN A. LAMBRECHT has been a director since December 31, 1996. He previously served as PCI's Chief Executive Officer from December 31, 1996 to March 1, 1998, as President from May 3, 1997 to December 15, 1997 and as Chairman of the Board from December 31, 1996 to June 20, 1997. He has 24 years of marketing and sales experience and 18 years of management experience; most of his business experience has been in real estate development and construction. He is the owner of Forum Import/Export Company, a sole proprietorship, and was co-owner of Forum Development and Construction Company, Inc., a Washington corporation. He also owns SDCC, Inc., an Arizona development and construction corporation that he founded in 1992. He has developed and sold over 20 million dollars worth of real estate since 1974. Steven A. Lambrecht is the brother of Greg P. Lambrecht and the father of Scott I.
Lambrecht.

     MARK JAZWIN has been an independent director since January 1999. Since 1997, Mr. Jazwin has been the President of W.B. McKee Securities, a regional securities broker/dealer headquartered in Scottsdale. Previously Mr. Jazwin served W.B. McKee Securities in a variety of positions in Corporate Finance from 1995 to 1997. Prior to 1995 Mr. Jazwin was a securities analyst at StockVal, a privately held research firm. Prior to StockVal, Mr. Jazwin worked in a branch office of Merrill Lynch. He holds a Bachelors degree in Finance from Arizona State University.

     GARY SHERMAN has been an independent director since March 1999. He is currently Executive Vice President of Heritage West Securities, a regional broker/dealer in Scottsdale. Mr. Sherman has 25 years of management and sales experience. Since 1990, he has been President of both W.B. McKee Securities, Inc. and Owen-Joseph Asset Management. From 1976 to 1990, he served as a General Partner with Boettcher & Company, a NYSE Member headquartered in Denver, Colorado; as well as Senior Vice President and Regional Director of Kemper Securities after their purchase of Boettcher in 1986. Mr. Sherman majored in Finance at the University of Denver and attended the Securities Institute at the Wharton School of Finance.

OTHER EXECUTIVES AND KEY EMPLOYEES

   STANLEY R. HALL has been the Controller since February 7, 1998. From April, 1997 to February, 1998, Mr. Hall served as Chief Financial Officer and Controller for Pro-Innovative Concepts, Inc., a Phoenix, Arizona premium promotion company. From January, 1995 to March, 1997 he served in various financial management and accounting capacities in The Dial Corp's Household Consumer Products Division and Corporate Controller's department. From 1983 to 1994, he served as Chief Financial Officer and Controller for Hyder Jojoba, Inc., a Phoenix-based grower and marketer of jojoba seeds and oil. From 1981 to 1982, he served as Controller for The Thirteenth Regional Corporation, an Alaskan Native Corporation based in Seattle, WA. From 1977 to 1981, he was a Senior Accountant for Deloitte Haskins & Sells, a "Big Five" public accounting firm. Mr. Hall received a B.B.A. in accounting from the University of Washington in 1977. He is licensed as a Certified Public Accountant in the State of Washington and is a member of the American Institute of Certified Public Accountants.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

   The following persons were, during the last fiscal year, either directors, officers, or beneficial owners of more than ten percent (10%) of a class of equity securities registered pursuant to Section 12 of the Exchange Act of 1934 and failed to file the following reports required by Section 16(a) during the most recent fiscal year or prior years which have not previously been disclosed:

         The following persons did not file any Forms 4 during the fiscal year ended December 31, 1998 and have not provided PCI with a written representation that no such forms were required: William Anthony and Robert Manschot.

ITEM 10 - EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

                                              Other                    Securities
Name and                                     Annual     Restricted     Underlying               All Other
Principal                            Bonus   Compen     Stock Awards    Options/      LTIP        Compen-
Position          Year   Salary ($)   ($)   -sation($)     ($)          Sars (#)    Payouts ($)   sation
--------          ----   ----------   ---   ----------  -----------    --------    -----------   ------
John
Greenwell/CEO(1)  1998   144,231       --      --            --            --          --            --

Steve                     80,546                                                                   42,850
Lambrecht/CEO(2)  1998     (5)         --      --            --            --          --          (3)(4)

Greg
Lambrecht/                83,777                                                                   42,500
VP Sales          1998     (5)         --      --            --            --          --          (3)(4)

Colin Jones /VP           75,564                                                                   43,600
Int. Sales        1998     (5)         --      --            --            --          --          (3)(4)

(1)     Took office March 1, 1998.

(2)     Left office March 1, 1998.

(3) Includes $40,000 payment to settle compensation dispute. See "Executive Compensation - Employment Agreements Settlement of Compensation Disputes with Founders" in PCI's Form 10-KSB filed for the fiscal year ended December 31, 1997.

(4)     Includes fees paid for attendance at Board of Directors meetings.

(5) Includes nine months salary for severance compensation in accordance with terms of employment agreements. See "Executive Compensation - Employment Agreements" in PCI's Form 10-KSB filed for the fiscal year ended December 31, 1997.

OPTION/SAR GRANTS IN LAST FISCAL YEAR

                                    Individual Grants

                       Number of      % of Total
                       Securities     Options/SARs
                       Underlying     Granted to     Exercise or
                       Options/SARs   Employees in   Base Price
      Name             Granted (#)    Fiscal Year      ($/Sh)    Expiration Date
   ---------           ---------      -----------    ----------  ---------------
John
Greenwell / CEO             --             --           --             --

Brendan
McGuinness / VP Sales   20,000            100%       $5.25             --

(1) Options granted pursuant to a Stock Option Agreement dated May 8, 1998. Options to purchase 10,000 shares vested on May 8, 1998. Options to purchase an additional 10,000 shares vested on September 1, 1998.

AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION/SAR VALUES

                                                  Number of
                                                  Securities              Value of
                                                  Underlying             Unexercised
                                                 Unexercised             In-the-Money
                                                 Options/SARs            Options/SARs
                                                 at FY-End(#)            at FY-End ($)
                       Shares
                     Acquired on     Value       Exercisable /          Exercisable /
      Name            Exercise     Realized ($)  Unexercisable          Unexercisable
   ---------          ---------    -----------   -------------          -------------
                                                     40,000          Not in-the-Money and
                                                   Exercisable           Exercisable
                                                     10,000          Not-in-the-Money and
John Greenwell / CEO     --          --           Unexercisable(1)      Unexercisable

Steve Lambrecht /                                    20,000          Not-in-the-Money and
Former CEO               --          --            Exercisable           Exercisable

Brendan McGuinness                                   20,000          Not-in-the-Money and
/ VP Sales               --          --            Exercisable           Exercisable

(1) Options to purchase 10,000 shares at $5.25 per share, unexercisable until June 30, 1999.

DIRECTOR COMPENSATION TABLE

                     Annual Retainer                         Consulting        Number of
Name                    Fees ($)      Meeting Fees ($)    Fees/other Fees ($)  Shares (#)
----                    --------      ----------------    -------------------  ----------
William L. Anthony         --             4,650                --                 --

Robert H. Manschot         --             2,850                --                 --

David S. Hodges            --             3,150             19,200(1)             --

Atul Vashistha             --             3,600                --                 --

Steve Lambrecht            --             2,850                 --                --

Greg Lambrecht             --             2,500                 --                --

Colin Jones                --             3,600                 --                --

(1) Consulting fees paid as termination payments under a Business Consulting Agreement dated June 2, 1997 as more fully described in PCI's Form 10-KSB filed for the fiscal year ended December 31, 1997.

EMPLOYMENT AGREEMENTS

JOHN E. GREENWELL has an at-will Employment Agreement with PCI as President, Chief Executive Officer and Chief Operating Officer. The initial salary was $120,000, but increased, pursuant to the agreement's terms, to $150,000 a year upon his becoming Chief Executive Officer on March 1, 1998. Mr. Greenwell is eligible for any bonus plan or stock option plan offered to other comparable executives and was granted a bonus of $50,000 for the fiscal year ending December 31, 1998. At this time, Mr. Greenwell has agreed to defer payment of the $50,000 bonus for the fiscal year ending December 31, 1998. Additionally, as of January 18, 1999 and to date, Mr. Greenwell has declined to accept any payment for his services rendered to PCI.

CONSULTING AGREEMENTS. During 1998, we also had arrangements with the following consultants:

L.G. ZANGANI, INC. AND LEONARDO G. ZANGANI AGREEMENTS. PCI entered a Consulting Agreement, effective September 16, 1997, with L.G. Zangani, Inc., which is discussed in further detail in PCI's Form 10-KSB filed for the fiscal year ending December 31, 1997. On approximately December 2, 1998, PCI notified L.G. Zangani, Inc. of the termination of the Consulting Agreement.

RCG CAPITAL, INC. On or about December 14, 1998, RCG Capital, Inc. (Mr. Max Ramras, President/CEO) entered into a Consulting Agreement with PCI to represent PCI as its financial public relations consultant for $5,500 per month, plus expenses, and the ability to purchase 100,000 restricted shares of PCI's common stock at a price of $.01 per share. The shares are subject to repurchase by PCI in the event certain incentive goals are not achieved. RCG Capital, Inc. has agreed to pay PCI an amount ranging from $0.99 to $1.49 per share upon the removal of any and all restrictive legends.

STANDING ARRANGEMENTS FOR OUTSIDE DIRECTOR COMPENSATION. PCI has standing arrangements to grant each outside director options to purchase 5,000 shares of common stock and the Chairman additional options to purchase 2,500 shares of common stock on February 1 of each year at the market price on the date of the grant, but not less than $5.25 per share, to vest in quarterly increments of 1,250 (1,875 for the Chairman) and which shall be exercisable 1 to 5 years from the date each quarterly increment vests. The options are non-qualified. To date, PCI has not formally granted any such options to the outside directors. PCI also pays all outside directors, including non-employee directors, for all meetings attended (whether regular or additional meetings) at the rate of $350 per meeting for meetings of up to four (4) hours and $750 per meeting for meetings over four (4) hours.

ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following tables set forth certain information regarding shares of common stock beneficially owned as of March 31, 1999 by (i) each person or group known to PCI, which beneficially owns more than 5% of the common stock; (ii) each of PCI's officers and directors; and (iii) all officers and directors as a group. The percentage of beneficial ownership is based on 3,839,092 shares outstanding on March 31, 1999 plus, for each person or group, any securities that person or group has the right to acquire within 60 days pursuant to options, warrants, conversion privileges or other rights. Unless otherwise indicated, the following persons have sole voting and investment power with respect to the number of shares set forth opposite their names:

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

Title of     Name and Address of        Amount and Nature of      Percent
 Class        Beneficial Owner          Beneficial Ownership      of Class
 -----        ----------------          --------------------      --------

Common   John E. Greenwell                 476,600(1)               12.41%
         16216 North 63rd Place
         Scottsdale, Arizona  85254

Common   Greg P. Lambrecht                 246,770(1)(2)             6.44%
         2323 North Central Avenue
         Suite 2004
         Phoenix, Arizona  85004

Common   Steven A. Lambrecht               266,256(1)(2)             6.94%
         11259 East Via Linda
         Suite 100-102
         Scottsdale, Arizona 85259

Common   Lincoln Heritage Life             210,476(3)                5.48%
         Insurance Company
         4343 E. Camelback Rd. #400
         Phoenix, Arizona 85018

Common   Londen Insurance Group            210,476(3)                5.48%
         4343 E. Camelback Rd. #400
         Phoenix, Arizona 85018

(1) Includes shares which may be acquired by the exercise of options or warrants within 60 days as follows: John E. Greenwell, 40,000 shares, Steven A. Lambrecht, 21,250 shares, and Greg. P. Lambrecht, 1,250 shares. Excludes shares underlying options which are not currently exercisable as follows: John E. Greenwell, 10,000 shares.

(2) Steven A. Lambrecht is the brother of Greg P. Lambrecht and the father of Scott I. Lambrecht. Each of the Lambrechts disclaims any beneficial interest in the shares held by the others.

(3) Represents beneficial ownership of 20,000 shares held of record by Life of Boston Insurance Company and of 95,057 shares each which may be acquired directly by the exercise of stock warrants within 60 days by Lincoln Heritage Life Insurance Company and Life of Boston Insurance Company. The Londen Insurance Group is the sole shareholder of the Lincoln Heritage Life Insurance Company. Lincoln Heritage Life Insurance Company owns 79% of the shares of Life of Boston Insurance Company.

SECURITY OWNERSHIP OF MANAGEMENT

Title of     Name and Address of       Amount and Nature of          Percent
 Class        Beneficial Owner         Beneficial Ownership          of Class
 -----        ----------------         --------------------          --------

Common   Mark Jazwin                         14,226(1)                   (3)
         7702 E. Doubletree Ranch Rd.
         Suite 230
         Scottsdale, AZ 85258

Common   John Greenwell                     476,600(1)                  12.41%
         16216 North 63rd Place
         Scottsdale, Arizona

Common   Gary Sherman                        27,846(1)                   (3)
         6063 E. Cortez Drive
         Scottsdale, AZ 85254

Common   Colin Jones                        138,972                      3.62%
         7349 Via Paseo del Sur
         Suite 515-166
         Scottsdale, Arizona  85258
         V6Z-2S6

Common   Greg P. Lambrecht                  246,770(1)(2)                6.94%
         6980 East Sahuaro Drive
         Apt. 1129
         Scottsdale, Arizona 85254

Common   Steven A. Lambrecht                266,256(1)(2)                6.38%
         11259 East Via Linda
         Suite 100-102
         Scottsdale, Arizona 85259

Common   Scott I. Lambrecht                  86,250(1)(2)                2.25%
         15849 North 77th Street
         Scottsdale, Arizona 85260

Common   James B. Stanley                    26,250                      (3)
         15849 North 77th Street
         Scottsdale, Arizona 85260

Common   Brendan N. McGuinness               20,222(1)                    (3)


Common   All Officers and Directors       1,284,246(1)(2)              33.45%
             as a group (10 persons)

(1) Includes shares which may be acquired by the exercise of options or warrants within 60 days as follows: John E. Greenwell, 40,000 shares, Steven A. Lambrecht, 21,250 shares, Colin A. Jones and Greg P. Lambrecht, 1,250 shares each, Brendan McGuinness, 20,000 shares, Gary Sherman, 9,573 shares and Mark Jazwin, 9,456 shares. Excludes shares underlying options which are not currently exercisable as follows: John
        E. Greenwell, 10,000 shares.

(2) Steven A. Lambrecht is the brother of Greg P. Lambrecht and the father of Scott I. Lambrecht. Each of the Lambrechts disclaims any beneficial interest in the shares held by the others.

(3)     Less than 1%.

ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

We currently have two independent directors, Mark Jazwin and Gary Sherman. Our independent directors have had access, at our expense, to our counsel or to independent counsel, and a majority of the independent directors have ratified all related-party transactions that are ongoing.

JONES/LAMBRECHT NOTES RECEIVABLE. Colin A. Jones and Greg P. Lambrecht each delivered to PCI long term promissory notes for $43,112.50. The notes are dated December 31, 1996, accrue interest at six percent, and all interest and principal are due on March 31, 1999. The notes relate to CAN-AM receivables which accrued prior to PCI's acquisition of all of CAN-AM's outstanding stock on December 31, 1996. The independent directors have approved a one-time extension for the repayment of these notes to September 30, 1999. In exchange, Messrs. Jones and Lambrecht have agreed to increase the interest rate for the notes from six to ten percent.

SINGLE CIGARS, INC. As discussed in PCI's Form 10QSB filed for the quarter ended September 30, 1998, PCI entered into a Supplier Agreement with Single Cigars, Inc., a wholly owned subsidiary of Single Stick, Inc., dated October 5, 1998, under which Single Cigars, Inc. will supply little cigars known as Prime Time(TM) and countertop control units exclusively to PCI for distribution by PCI. Greg Lambrecht, a director of PCI, has entered into a consulting arrangement with Single Stick, Inc. Pursuant to his relationship with Single Stick, Inc., Greg Lambrecht will receive consideration including two percent (2%) of the net collected sales price received by Single Stick, Inc. from sales of Prime Time(TM) to PCI, as well as shares of Single Stick, Inc. if certain sales criteria are met for the Prime Time(TM) product. Additionally, Greg Lambrecht received a retainer and shares of Single Stick, Inc. under his consulting agreement with Single Stick, Inc. PCI's Board of Directors including all of PCI's independent directors, have approved the transaction with Single Stick, Inc. and have found the terms to be fair to PCI.


ITEM 13 - EXHIBITS AND REPORTS ON FORM 8-K

   (a)   Exhibits

Exhibit
Number         Exhibit Name                                Method of Filing
------         ------------                                ----------------
3.1         Articles of Incorporation                    **

3.2         By-Laws, as amended                          ***

4.1         Specimen Common Stock Certificate            ****

4.2         Description of Rights of Security Holders    *****

10.1        Accounts Receivable Line of Credit with
            Alliance Financial Capital dated
            March 12, 1999.                              Exhibit filed herewith*

10.2        Consulting Agreement with RCG Capital, Inc.
            dated  December 14, 1998.                    Exhibit filed herewith*

27.1        Financial Data Schedule                      Exhibit filed herewith

99.1        "Underwriting" section of Registration
            Statement on Form SB-2                       ******

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

*** Incorporated by reference to Exhibit 3.2 of Registration Statement on Form SB-2 (file no. 333-29985) declared effective on August 21, 1997.

*** Incorporated by reference to Exhibit 4.2 of Registration Statement on Form SB-2 (file no. 333-29985) declared effective on August 21, 1997.

**** Incorporated by reference to Exhibit 4.1 of Registration Statement on Form SB-2 (file no. 333-29985) declared effective on August 21, 1997.

***** Incorporated by reference to pages 56-57 of Registration Statement on Form SB-2 (file no. 333-29985) declared effective on August 21, 1997.

   (b)   Reports on Form 8-K

   Date of              Date
   Report               Filed                        Description
   ------               -----                        -----------
January 15, 1999    January 15, 1999    Disclosure of Proposition 65 Litigation
                                        Potential Nasdaq Delisting and Status
                                        of Financing

                                   SIGNATURES

   In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PREMIUM CIGARS INTERNATIONAL, LTD.


By: /s/ John E. Greenwell
   ---------------------------------------------
   John E. Greenwell, President, Chief Executive
   Officer and Chief Operating Officer

Date: March 31, 1999

   In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         Signature                          Title                      Date
         ---------                          -----                      ----

By: /s/ John E. Greenwell        Director, President,                03/31/99
   ---------------------------   Chief Executive Officer
     John E. Greenwell           and Chief Operating Officer

By: /s/ Stanley R. Hall          Controller and principal            03/31/99
   ---------------------------   accounting officer
     Stanley R. Hall

By: /s/ Colin A. Jones           Director                            03/31/99
   ---------------------------
     Colin A. Jones

By: /s/ Greg P. Lambrecht        Director                            03/31/99
   ---------------------------
     Greg P. Lambrecht

By: /s/ Steven A. Lambrecht      Director                            03/31/99
   ---------------------------
     Steven A. Lambrecht

By: /s/ Mark Jazwin              Director                            03/31/99
   ---------------------------
     Mark Jazwin

By: /s/ Gary Sherman             Director                            03/31/99
   ---------------------------
     Gary Sherman

By: /s/ Scott I. Lambrecht       Vice President of Operations        03/31/99
   ---------------------------   and Secretary
     Scott I. Lambrecht

By: /s/ James B. Stanley         Vice President of Purchasing        03/31/99
   ---------------------------   and Assistant Secretary
     James B. Stanley

                       PREMIUM CIGARS INTERNATIONAL, LTD.
                                 AND SUBSIDIARY

                        CONSOLIDATED FINANCIAL STATEMENTS

                    For The Year Ended December 31, 1998 and
                         For The Nine Month Period Ended
                                December 31, 1997

                          INDEPENDENT AUDITORS' REPORT



To The Board of Directors of
Premium Cigars International, Ltd.


We have audited the accompanying consolidated balance sheet of Premium Cigars International, Ltd. and Subsidiary as of December 31, 1998, and the related consolidated statements of operations, comprehensive operations, changes in stockholders' equity, and cash flows for the year ended December 31, 1998, and for the nine month period ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Premium Cigars International, Ltd. and Subsidiary as of December 31, 1998, and the results of its operations, statements of comprehensive income, changes in stockholders' equity, and its cash flows for the year ended December 31, 1998, and for the nine month period ended December 31, 1997, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 19 to the financial statements, the Company's significant operating losses raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Semple & Cooper, LLP

Phoenix, Arizona
March 18, 1999

                PREMIUM CIGARS INTERNATIONAL, LTD. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                                December 31, 1998

                                     ASSETS

Current Assets:
 Cash and cash equivalents (Notes 1 and 2)                          $   168,216
 Accounts receivable - trade, net (Note 1)                              561,259
 Notes receivable - related parties (Note 4)                            100,021
 Inventory, net (Notes 1 and 6)                                       1,325,282
 Other current assets                                                    39,106
                                                                    -----------

      Total Current Assets                                            2,193,884
                                                                    -----------

Property and Equipment, net (Notes 1 and 7)                             627,210
                                                                    -----------
Other Assets:
 Humidors, net (Note 1)                                                 888,925
 Organizational costs, net (Note 1)                                      26,536
 Deposits                                                                29,577
                                                                    -----------
                                                                        945,038
                                                                    -----------

      Total Assets                                                  $ 3,766,132
                                                                    ===========

                    LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
 Accounts payable - trade                                           $   849,748
 Accrued expenses
   - tobacco taxes                                                      103,330
   - other (Note 8)                                                     220,427
                                                                    -----------

      Total Current Liabilities                                       1,173,505
                                                                    -----------

Commitments and Contingencies: (Notes 4, 10 and 17)                          --
                                                                    -----------
Stockholders' Equity: (Note 11)
 Common stock - no par value, 10,000,000 shares
   authorized, 3,469,092 shares issued and
   outstanding                                                        8,655,339
 Additional paid-in capital                                             150,000
 Common stock warrants                                                    1,710
 Foreign currency translation adjustment (Notes 1 and 14)               (73,072)
 Accumulated deficit                                                 (6,141,350)
                                                                    -----------

Total Stockholders' Equity                                            2,592,627
                                                                    -----------

        Total Liabilities and Stockholders' Equity                  $ 3,766,132
                                                                    ===========

                   The Accompanying Notes are an Integral Part
                    of the Consolidated Financial Statements

                PREMIUM CIGARS INTERNATIONAL, LTD. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    For The Year Ended December 31, 1998 and
                For The Nine Month Period Ended December 31, 1997


                                                                     Nine Month
                                                     Year Ended     Period Ended
                                                    December 31,    December 31,
                                                        1998            1997
                                                    -----------     -----------

Net Sales                                           $ 6,900,927     $ 3,362,275

Cost of Sales                                         5,153,947       2,798,672

Charge for inventory adjustment (Note 8)                427,830              --
                                                    -----------     -----------

Gross Profit                                          1,319,150         563,603

Selling, General and Administrative                   5,040,507       2,273,725

Officers severence                                      395,173              --

Stock Based Compensation (Note 11)                           --         110,000
                                                    -----------     -----------

Loss from Operations                                 (4,116,530)     (1,820,122)
                                                    -----------     -----------
Other Income (Expense):
 Interest income                                         96,520         113,131
 Interest expense                                           (46)        (44,272)
 Loss on sale of fixed assets and humidors              (15,492)             --
 Other                                                    9,567             918
 Foreign currency transaction loss                       (3,844)        (10,038)
                                                    -----------     -----------

                                                         86,705          59,739
                                                    -----------     -----------

Net Loss                                            $(4,029,825)    $(1,760,383)
                                                    ===========     ===========

Basic loss per Share (Note 1)                       $     (1.16)    $      (.82)
                                                    ===========     ===========

Weighted Average Number of Shares Outstanding         3,469,042       2,156,076
                                                    ===========     ===========

                   The Accompanying Notes are an Integral Part
                    of the Consolidated Financial Statements

                PREMIUM CIGARS INTERNATIONAL, LTD. AND SUBSIDIARY
               CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS
                    For The Year Ended December 31, 1998 and
                For The Nine Month Period Ended December 31, 1997


                                                                   Nine Month
                                                   Year Ended     Period Ended
                                                  December 31,    December 31,
                                                      1998            1997
                                                  ----------      ----------

Net Loss                                          $(4,029,825)    $(1,760,383)

Other Comprehensive Income (Loss):
  Foreign currency translation adjustment             (76,443)          3,371
                                                  -----------     -----------

Comprehensive Loss                                $(4,106,268)    $(1,757,012)
                                                  ===========     ===========


                   The Accompanying Notes are an Integral Part
                    of the Consolidated Financial Statements

                PREMIUM CIGARS INTERNATIONAL, LTD. AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                    For The Year Ended December 31, 1998 and
                For The Nine Month Period Ended December 31, 1997


                                Common Stock       Additional
                            -------------------     Paid-in   Common Stock
                            Shares       Amount     Capital     Warrants
                            ------       ------     -------     --------

Balance, March 31, 1997   1,480,500   $  419,675   $     --     $   --

Purchase of treasury
 stock                      (15,000)          --         --         --
Treasury shares issued
 for services                15,000       32,500         --         --
Additional compensation
 recorded on private
 transactions                    --       72,500         --         --
Additional capital
 contribution                    --           --    150,000         --
Shares issued in initial
 public offering, net of
 offering costs of
 $2,309,444               1,988,592    8,130,664         --         --
Proceeds from issuance
  of warrants                    --           --         --      1,710
Aggregate adjustment
 resulting from
 translation of
 financial statements
 into U.S. dollars              --           --         --         --
Net loss for the nine
 month period ended
 December 31, 1997               --           --         --         --
                          ---------   ----------   --------     ------
Balance at
December 31, 1997         3,469,092    8,655,339    150,000      1,710

Aggregate adjustment
 resulting from
 translation of
 financial statements
 into U.S. dollars              --           --         --         --
Net loss for the nine
 month period ended
 December 31, 1997               --           --         --         --
                          ---------   ----------   --------     ------
Balance at
December 31, 1998         3,469,092   $8,655,339   $150,000     $1,710
                          =========   ==========   ========     ======

                                       Foreign
                                      Currency                        Total
                           Treasury  Translation   Accumulated     Stockholders'
                            Stock     Adjustment     Deficit          Equity
                            -----     ----------     -------          ------

                          $    --    $     --    $  (351,142)     $    68,533
Balance, March 31, 1997

Purchase of treasury       (5,000)         --             --           (5,000)
 stock
Treasury shares issued      5,000          --             --           37,500
 for services
Additional compensation
 recorded on private           --          --             --           72,500
 transactions
Additional capital             --          --             --          150,000
 contribution
Shares issued in initial
 public offering, net of
 offering costs of             --          --             --        8,130,664
 $2,309,444
Proceeds from issuance         --          --             --            1,710
  of warrants
Aggregate adjustment
 resulting from
 translation of
 financial statements         --       3,371             --            3,371
 into U.S. dollars
Net loss for the nine
 month period ended            --          --     (1,760,383)      (1,760,383)
 December 31, 1997        -------    --------    -----------      -----------

Balance at                     --       3,371     (2,111,525)       6,698,895
December 31, 1997

Aggregate adjustment
 resulting from
 translation of
 financial statements         --     (76,443)            --          (76,443)
 into U.S. dollars
Net loss for the nine
 month period ended            --          --     (4,029,825)      (4,029,825)
 December 31, 1997        -------    --------    -----------      -----------

Balance at                $    --    $(73,072)   $(6,141,350)     $ 2,592,627
December 31, 1998         =======    ========    ===========      ===========

                   The Accompanying Notes are an Integral Part
                    of the Consolidated Financial Statements

                PREMIUM CIGARS INTERNATIONAL, LTD. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                    For The Year Ended December 31, 1998 and
                For The Nine Month Period Ended December 31, 1997

                                                                     Nine Month
                                                  Year Ended        Period Ended
                                                  December 31,      December 31,
                                                      1998              1997
                                                  ------------      -----------
Increase (Decrease) in Cash and
 Cash Equivalents:

Cash flows from operating activities:
 Cash received from customers                     $  6,783,202      $ 2,560,015
 Cash paid to suppliers and employees              (10,015,845)      (5,014,455)
 Interest paid                                             (46)         (44,272)
 Interest received                                      89,622           47,659
                                                  ------------      -----------

      Net cash used for operating activities        (3,143,067)      (2,451,053)
                                                  ------------      -----------
Cash flows from investing activities:
 Purchase of investments                                    --       (3,411,897)
 Proceeds from sale of investments                   3,470,471               --
 Purchase of property and equipment                   (591,647)        (201,829)
 Proceeds from sale of fixed assets                      8,284               --
 Purchase of humidors                                 (799,947)        (865,340)
 Organizational costs                                       --           (8,151)
                                                  ------------      -----------
      Net cash provided (used) by
       investing activities                          2,087,161       (4,487,217)
                                                  ------------      -----------
Cash flows from financing activities:
 Proceeds from notes payable                                --          850,000
 Payments on notes payable                                  --         (900,000)
 Proceeds from notes payable - related parties              --          150,000
 Payments on notes payable - related parties                --         (279,641)
 Proceeds from issuance of common stock                     --        8,179,214
 Proceeds from issuance of common stock warrants            --            1,710
 Contributed capital                                        --          150,000
                                                  ------------      -----------

      Net cash provided by financing activities             --        8,151,283
                                                  ------------      -----------
Effect of exchange rate changes on cash
 and cash equivalents                                  (40,243)          (6,666)
                                                  ------------      -----------
Net increase (decrease) in cash and
 cash equivalents                                   (1,096,149)       1,206,347

Cash and cash equivalents at beginning
 of period                                           1,264,365           58,018
                                                  ------------      -----------

Cash and cash equivalents at end of period        $    168,216      $ 1,264,365
                                                  ============      ===========

                   The Accompanying Notes are an Integral Part
                    of the Consolidated Financial Statements

                PREMIUM CIGARS INTERNATIONAL, LTD. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                    For The Year Ended December 31, 1998 and
                For The Nine Month Period Ended December 31, 1997

                                                                    Nine Month
                                                   Year Ended      Period Ended
                                                  December 31,     December 31,
                                                      1998             1997
                                                  -----------      -----------
Reconciliation of Net Loss to Net Cash
 Used for Operating Activities:

Net Loss                                          $(4,029,825)     $(1,760,383)
                                                  -----------      -----------
Adjustments to reconcile net loss to net
 cash used for operating activities:
 Depreciation and amortization                        793,649          200,210
 Loss on sale of fixed assets and humidors             15,492               --
 Accrued interest added to principal of notes
   receivable - related parties                        (6,898)          (6,898)
 Stock issued for services                                 --          110,000
 Accrued interest added to available for
  sale securities                                          --          (58,574)
 Effect of changes in foreign currency                  3,844           10,038

Changes in Assets and Liabilities:
 Accounts receivable
   - trade                                             58,436         (573,178)
   - related parties                                       --            8,497
 Inventory                                            (19,542)      (1,195,921)
 Other current assets                                  22,278          (53,269)
 Deposits                                             (19,460)          (3,286)
 Accounts payable - trade                             387,296          360,735
 Accrued expenses
   - tobacco taxes                                   (299,507)         307,796
   - other                                            (48,830)         203,180
                                                  -----------      -----------

                                                      886,758         (690,670)
                                                  -----------      -----------

Net cash used for operating activities            $(3,143,067)     $(2,451,053)
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

Principles of Consolidation:

The consolidated financial statements include the activity of Premium Cigars International, Ltd., together with its wholly-owned subsidiary, CAN-AM. All significant intercompany accounts and transactions have been eliminated.

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

The Company follows the allowance method of recognizing uncollectible accounts receivable. The allowance method recognizes bad debt expense as a percentage of accounts receivable based on prior collection history and a review of individual accounts outstanding. At December 31, 1998 and 1997, allowances have been provided for potentially uncollectible accounts receivable in the amounts of $37,980 and $74,198, respectively.

Inventory:

Inventory quantities and valuation were determined based upon a physical count, and pricing of same at December 31, 1998. Inventory is stated at the lower of cost, first-in, first-out method, or market. Inventory quantities are periodically reviewed by management for spoilage, and/or obsolescence, and an allowance is established to provide for same.

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

             Computer equipment              3 years
             Equipment                     5-7 years
             Furniture and fixtures        5-7 years

Maintenance and repairs that neither materially add to the value of the property nor appreciably prolong its life are charged to expense as incurred. Betterments or renewals are capitalized when incurred. For the year ended December 31, 1998 and for the nine month period ended December 31, 1997, depreciation expense was $138,049 and $30,096, respectively.

Humidors:

Humidors are used to display cigars available for sale at retail outlets. The humidors are being amortized ratably over a two (2) year period. For the year ended December 31, 1998 and for the nine month period ended December 31, 1997, amortization expense was $647,435 and $164,691, respectively.

Advertising Costs:

Advertising costs are charged to operations when incurred. For the year ended December 31, 1998 and for the nine month period ended December 31, 1997, advertising expense was $120,152 and $113,596, respectively.

Organization Costs:

Organization costs consist of costs incurred in relation to the formation of the Corporation and its wholly-owned subsidiary. These costs are being amortized ratably over five (5) years. For the year ended December 31, 1998 and for the nine month period ended December 31, 1997, amortization expense was $8,165 and $5,837, respectively.

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

                PREMIUM CIGARS INTERNATIONAL, LTD. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Summary of Significant Accounting Policies, Nature of Operations and Use of Estimates: (Continued)

Stock-Based Compensation:

The Company has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25) and related interpretations in accounting for its employee stock options. Under APB 25, because the exercise price of employee stock options equals or exceeds the market price of the underlying stock on the date of grant, no compensation expense is recorded. The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (Statement
123).

Loss per Share:

Basic loss per share of common stock was computed by dividing net earnings by the weighted average number of common shares.

Diluted earnings per share are computed based on the weighted average number of shares of common stock and dilutive securities outstanding during the period. Dilutive securities are options and warrants that are freely exercisable into common stock at less than market exercise prices. Dilutive securities are not included in the weighted average number of shares when inclusion would increase the earnings per share or decrease the loss per share.

New Accounting Pronouncements:

During the nine months ended December 31, 1997, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS No. 128). This pronouncement provides a different method of calculating earnings per share than was required by APB 15, Earnings per Share. SFAS No. 128 provides for the calculation of Basic and Diluted earnings per share. Basic earnings per share include no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity similar to fully diluted earnings per share. Due to net losses for the year ended December 31, 1998, and for the nine month period ended December 31, 1997, this statement has no effect on its reported loss per share.

During the nine month period ended December 31, 1997, the Company adopted Statement of Financial Accounting Standards No. 129, "Disclosure of Information about Capital Structure" (SFAS No. 129). The new standard reinstates various securities disclosure requirements previously in effect under Accounting Principles Board Opinion No. 15, which has been superseded by SFAS No. 128. The adoption of SFAS No. 129 did not have a material effect on the Company's financial position or results of operations.

During the year ended December 31, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS No. 130). SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. The Company's adoption of SFAS 130 did not have a material effect on its financial position or results of operation.

During the year ended December 31, 1998, the Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information", ("SFAS No. 131"). SFAS No. 131 requires that public companies report certain information about operating segments, products, services and geographical areas in which they operate and their major customers. The Company's adoption of SFAS No. 131 did not have a material effect on its financial position or results of operations.

                PREMIUM CIGARS INTERNATIONAL, LTD. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Concentration of Credit Risk:

The Company maintains cash balances at various financial institutions. Deposits not to exceed $100,000 at U.S. financial institutions are insured by the Federal Deposit Insurance Corporation. Deposits not to exceed $60,000 (CAD) at Canadian Institutions are insured by the Canadian Deposit Insurance Corporation. As of December 31, 1998 and 1997, the Company had approximately $23,500 and $1,183,000 of uninsured cash, respectively.

3. Investment Securities:

The amortized cost and fair value (based on quoted market prices) of debt securities at December 31, 1997 are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                             Securities Available-for-sale
                                             -----------------------------
                                            Amortized
                                               Cost               Fair Value
                                            ----------            ----------
      U.S. Treasury Bills                   $3,470,471            $3,470,471
                                            ==========            ==========

During the year ended December 31, 1998, the Company recognized proceeds from the sale of available for sale securities in the amount of $3,470,471.

4. Related Party Transactions:

Notes Receivable - Related Parties:

At December 31, 1998, notes receivable - related parties are comprised of 6% interest bearing notes from two (2) stockholders and directors in the aggregate amount of $100,021. The notes and all accrued interest are due on March 31, 1999. Included in the balance at December 31, 1998 is accrued interest in the amount of $13,796. In March, 1999, the Company's independent members of the Board of Directors granted a six month extension of time for repayment of the notes, along with an increase in the interest rate to ten percent (10%) per annum during the extension.

Notes Payable - Related Parties:

For the nine month period ended December 31, 1997, interest expense under a note payable to a related party was $10,773. The note was converted to a bridge note during June, 1997 (See Note 11).

Commitments:

During the nine month period ended December 31, 1997, the Company entered into a distributorship agreement with Rose Hearts, Inc., which is wholly-owned by a director of the Company, which provides for commission payments of ten percent (10%) to twenty-two percent (22%) of the product cost to the stores. Although the Company has no other written distributor agreements at this time, it was management's belief that at the inception of the agreement the distribution fee represented a reasonable cost if the services were to be performed by an independent party. During the nine months ended December 31, 1997, the Company incurred approximately $67,000 in commission expense under this agreement. During 1998, management terminated the agreement after it determined that in practice, the agreement was not as favorable to the Company as those generally available with unaffiliated third parties.

5. Fair Value of Financial Instruments:

The fair market value of notes receivable - related parties cannot be determined due to its related party nature.

                PREMIUM CIGARS INTERNATIONAL, LTD. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. Inventory:

As of December 31, 1998, inventory consists of the following:

         Cigars                                                      $1,585,352
         Cigar accessories                                              178,066
                                                                     ----------
                                                                      1,763,418
         Less: reserve for inventory spoilage
                 and obsolescence                                      (438,136)
                                                                     ----------
                                                                     $1,325,282
                                                                     ==========
7. Property and Equipment:

At December 31, 1998, property and equipment consists of the following:

         Computer equipment                                          $  253,125
         Equipment                                                      203,568
         Furniture and fixtures                                         291,305
         Leasehold improvements                                          44,971
                                                                     ----------
                                                                        792,969
         Less: accumulated depreciation                                (165,759)
                                                                     -----------
                                                                     $  627,210
                                                                     ===========
8. Inventory Adjustment:

As of December 31, 1998 the Company had a significant investment in its non-core inventory items; i.e., products that were no longer listed on the Company's current price sheet. In order to reduce the investment in this inventory, Management has implemented a strategy to sell these items at a substantial discount. Accordingly, as of December 31, 1998 the Company recognized an inventory adjustment of $427,830 to write down the value of the inventory to the lower of cost or market.

9. Income Taxes:

At December 31, 1998, the Company has available approximately $5,300,000 of U.S. operating loss carryforwards that may be applied against future taxable income. In addition, the Company has a Canadian net operating loss carryforward in the approximate amount of $480,000 (Canadian dollars). The United States and Canadian operating losses expire as follows:

                                                    Amount of Unused
         Expiration During                    Operating Loss Carryforwards
      Year Ended December 31,               United States         Canadian
      -----------------------               -------------         --------
               2004                          $       --          $  135,000
               2005                                  --             345,000
               2012                           1,400,000                  --
               2013                           3,900,000                  --
                                             ----------          ----------
                                             $5,300,000          $  480,000
                                             ==========          ==========

                PREMIUM CIGARS INTERNATIONAL, LTD. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Income Taxes: (Continued)

As of December 31, 1998, deferred income tax assets consist of:

         Net operating loss carryforwards                        $1,550,000
         Other                                                      100,000
                                                                 ----------
                                                                  1,650,000
                 Less: valuation allowance                       (1,650,000)
                                                                 ----------

         Total deferred taxes                                    $       --
                                                                 ==========

The Company has established a valuation allowance equal to the full amount of the deferred tax asset because the utilization of the assets is uncertain.

10. Commitments and Contingencies:

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

The Company also leases office and warehouse space in Vancouver, British Columbia under a non-cancellable operating lease agreement, expiring in February, 2001. The lease requires monthly payments ranging from $1,915 to $2,170 Canadian, and also requires the Company to pay common area maintenance, taxes, and certain other incidental costs.

In addition to the above, the Company leases office equipment under various cancellable and non-cancellable lease agreements expiring through May, 2003. The leases require monthly payments ranging from $70 Canadian to $645 U.S.

A schedule of future minimum lease payments due under the above mentioned non-cancellable operating lease agreements for each of the next five (5) years, is as follows:

            Year Ending
            December 31,                             Amount
            ------------                             ------
               1999                                $  242,170
               2000                                   243,499
               2001                                   237,013
               2002                                   235,945
               2003                                    76,000
                                                   ----------
                                                   $1,034,627
                                                   ==========

For the  year  ended  December  31,  1998 and for the nine  month  period  ended
December 31, 1997, rent expense under the aforementioned operating lease agreements was $281,750 and $54,628, respectively.

The schedule above represents future minimum payments for leases in both the U.S. and Canada. Future minimum payments for leases transacted in Canada have been translated into U.S. dollars, using the exchange rate in effect as of December 31, 1998.

                PREMIUM CIGARS INTERNATIONAL, LTD. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Commitments and Contingencies: (Continued)

Purchase Agreement:

In October, 1998, the Company entered into an agreement with a supplier for product purchases. The agreement is for a period of five (5) years with an automatic five (5) year renewal. In order for supplier to exclusively supply products to the Company, the Company must satisfy the following minimum purchase requirements:

               Year Ended
              December 31,                Cost
              ------------                ----
                 1999                 $ 3,040,000
                 2000                   7,200,000
                 2001                  15,360,000
                 2002                  20,640,000
                 2003                  28,000,000

The agreement is subject to negotiation after the initial five (5) year period. Payment for the minimum purchase requirements is not guaranteed under the agreement; the Company is obligated to pay only for products which have been ordered and delivered. If the Company fails to meet the minimum purchase requirements the contract is cancellable at the suppliers option, and if cancelled, the Company will transfer to supplier all rights to the trademarks associated with the product.

Financial Relations Agreement:

On December 15, 1998, the Company entered into an agreement for the performance of various financial and public relation duties. The agreement is for a term of eighteen (18) months, cancellable after nine (9) months, with monthly payments of $5,500. In addition to the monthly payments, the Company is required to pay certain incidental and out-of-pocket costs. The agreement also requires that the Company sell the provider 100,000 shares of restricted common stock at an initial price of $.01 per share; to be held by the Company. The Company may then repurchase the stock over the life of the contract, at the original issue price, if certain performance criteria are not met. No compensation has been recorded in the accompanying financial statements for the year ended December 31, 1998, pending attainment of the performance criteria. If the provider achieves the performance criteria, they have the right to request the removal of the restrictive legend from the shares. At that time the provider shall pay between $.99 and $1.49 per share as additional consideration.

                PREMIUM CIGARS INTERNATIONAL, LTD. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Stockholders' Equity:

Stock-Based Compensation:

During the nine month period ended December 31, 1997, the Company's then Chief Executive Officer sold common stock at a price below fair market value. As such, an additional $110,000 was recorded as compensation.

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

Common Stock Options and Warrants:

During the year ended December 31, 1998, the Company issued 20,000 options to an officer of the Company. The options are exercisable at $5.25 per share and expire five (5) years from the date of issuance. As of December 31, 1998, none of the options have been exercised.

During the nine months ended December 31, 1997, the Company issued 257,500 options to directors and officers of the Company, with 247,500 exercisable at $5.25 per share, and 10,000 exercisable at $2.69 per share. The options expire five (5) years from the date of issuance, with vesting periods of zero (0) to three (3) years and are exercisable one (1) year after the vesting date. As of December 31, 1998, none of the options have been exercised.

During the nine month period ended December 31, 1997, the Company, in connection with the bridge financing, issued warrants to purchase 380,226 shares of common stock with 361,215 exercisable at $2.63 per share, and 19,011 exercisable at $5.25 per share. The warrants expire five (5) years from the date of issuance. As of December 31, 1998, none of the warrants have been exercised.

During the nine month period ended December 31, 1997, the Company issued underwriter warrants to purchase 170,952 shares of common stock, exercisable at $8.40 per share, expiring five (5) years from the date of issuance, and exercisable one (1) year after grant date. As of December 31, 1998, none of the warrants have been exercised.

During the nine month period ended December 31, 1997, the Company issued 50,000 options to its then public relations firm, exercisable at $8.40 per share, expiring five (5) years from the date of issuance. The options vest ratably over a five (5) year period and become exercisable one (1) year after the vest date. No value was assigned on this transaction. As of December 31, 1998, none of the options have been exercised.

                PREMIUM CIGARS INTERNATIONAL, LTD. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Stockholders' Equity: (Continued)

Common Stock Options and Warrants: (Continued)

The following summarizes stock option and warrant transactions:

                                     Stock                    Weighted Average
                                    Options        Warrants    Exercise Price
                                    -------        --------    --------------
Outstanding at March 31, 1997            --             --        $     --
  Granted                           307,500        551,178            4.93
  Exercised                              --             --              --
  Expired                                --             --              --
                                    -------        -------        --------
Outstanding at December 31, 1997    307,500        551,178            4.93

  Granted                            20,000             --            5.25
  Exercised                              --             --              --
  Expired                                --             --              --
                                    -------        -------        --------

Outstanding at December 31, 1998    327,500        551,178        $   4.94
                                    =======        =======        ========

Information relating to stock options and warrants at December 31, 1998, summarized by exercise price, are as follows:

        Exercise                      Weighted
         Price                        Average
          per          Number           Life           Number
         Share       Outstanding       (Years)       Exercisable
         -----       -----------       -------       -----------
         $2.63         361,215           5            361,215
         $2.69          10,000           5             10,000
         $5.25         286,511           5            280,511
         $8.40         220,952           5            220,952

All stock options issued to employees have an exercise price not less than the fair market value of the Company's common stock on the date of grant. In accordance with accounting for such options utilizing the intrinsic value method, there is no related compensation expense recorded in the Company's financial statements for the year ended December 31, 1998 and for the nine month period ended December 31, 1997. Pro forma information regarding net loss and loss per share are required by SFAS No. 123. Had compensation cost for stock-based compensation been determined based on the fair value of the options at the grant dates consistent with the method of SFAS No. 123, the Company's net loss and loss per share for the year ended December 31, 1998 and for the nine month period ended December 31, 1997, would have been increased to the pro forma amounts presented below:
                                    Year Ended           Period Ended
                                    December 31,         December 31,
                                       1998                 1997
                                    ------------         ------------
    Net Loss:
      As reported                  $(4,029,825)         $(1,760,383)
      Pro forma                     (4,105,725)          (2,160,321)

    Loss per Share:
      As reported                  $     (1.16)         $      (.82)
      Pro forma                          (1.18)               (1.05)

The fair value of the option grants is estimated as of the date of grant utilizing the Black-Scholes option-pricing model with the following weighted average assumptions for grants in 1998 and 1997 respectively; expected life of options three (3) years, expected volatility of 129% and 55% respectively, risk-free interest rate of 6%, and a 0% dividend yield. The weighted average fair value at date of grant for options granted during 1998 and 1997 approximated $1.35 and $1.55, respectively.

                PREMIUM CIGARS INTERNATIONAL, LTD. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Stockholders' Equity: (Continued)

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

12. Concentrations:

Economic Dependency:

For the year ended December 31, 1998, the Company had two (2) suppliers which accounted for approximately fourteen percent (14%) and thirteen percent (13%) of the Company's cigar purchases, respectively. As of December 31, 1998, amounts due to these suppliers included in accounts payable were approximately $49,480 and $50,520, respectively. For the nine month period ended December 31, 1997, the Company had three (3) suppliers which accounted for approximately twenty percent (20%), fifteen percent (15%) and fourteen percent (14%) of the Company's cigar purchases, respectively.

For the year ended December 31, 1998 and for the nine month period ended December 31, 1997, the Company's largest customer accounted for approximately thirty-eight (38%) and seventy percent (70%) of the Company's sales, respectively. As of December 31, 1998, there are accounts receivable of approximately $83,120 due from this customer.

Foreign Operations:

For the  year  ended  December  31,  1998 and for the nine  month  period  ended
December 31, 1997, the Company's foreign subsidiary recorded revenue representing approximately forty-six percent (46%) and thirty-nine percent (39%) of total revenues, respectively.

13. Statements of Cash Flows:

Non-Cash Financing and Investing Activities:

During the year ended December 31, 1998, the Company recognized financing activities that affected its assets and equity, but did not result in cash receipts or cash payments. These non-cash activities are as follows:

Accrued interest in the amount of $6,898 was added to the principal of notes receivable - related parties.

During the nine month period ended December 31, 1997, the Company recognized investing and financing activities that affected its assets, liabilities and equity, but did not result in cash receipts or payments. These non-cash activities are as follows:

          Sales of shares of common stock by the Company's Chief Executive Officer were valued at $2.50 per share, which exceeded the cash sales price. Therefore, an additional $110,000 was reported as compensation.

                PREMIUM CIGARS INTERNATIONAL, LTD. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. Statements of Cash Flows: (Continued)

Non-Cash Financing and Investing Activities: (Continued)

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

14. Foreign Currency:

Foreign currency transactions resulted in an aggregate exchange loss of $3,844 for the year ended December 31, 1998, and $10,038 for the nine month period ended December 31, 1997. Foreign currency translations resulted in an aggregate exchange loss of $73,072 as of December 31, 1998, and an aggregate exchange gain of $3,371 as of December 31, 1997.

15. Subsequent Events:

Subsequent to December 31, 1998, the Company was notified by NASDAQ Listing Qualifications that the staff was recommending the de-listing of PCI shares from the NASDAQ Small Cap Market, despite the Company's technical compliance with NASDAQ's continuing listing requirements. The Company intends to defend their current listing and has scheduled a hearing with the NASDAQ later this year.

Subsequent to December 31, 1998, two of the Company's independent directors resigned due to the time requirements of their primary business commitments, and two new independent directors have been appointed.

Subsequent to December 31, 1998, the Company entered into an agreement with Alliance Financial Capital, Inc. (AFC) for the factoring of the Company's accounts receivable. The terms of the agreement provide for a total credit facility of $1,000,000 at an initial advance rate of 80% of eligible accounts receivable. The agreement is for a period of one year, and is collateralized by various corporate assets. The agreement provides AFC with full recourse.

Subsequent to December 31, 1998, the Company executed a settlement and covenant not to execute agreement with several individuals regarding a lawsuit filed against the Company in relation to an automobile accident involving an employee of the Company. The Company was effectively released from any obligation under the agreement.

16. Year 2000 Issue: (Unaudited)

Like other companies, the Company could be adversely affected if the computer systems it, its suppliers or customers use do not properly process and calculate date-related information and data from the period surrounding and including January 1, 2000. This is commonly known as the "Year 2000" issue. Additionally, this issue could impact non-computer systems and devices such as production equipment, elevators, etc. At this time, the Company does not believe that it will incur any material expenditures to identify and replace, as necessary, any Y2K non-compliant systems. It does not anticipate any material effect to its business from any non-compliant Company owned systems; however, it is unable at this time to determine what, if any, effect on its business will occur from any third parties non-compliant systems. It expects to be better able to assess this uncertainty as it obtains more Y2K information from these parties.

                PREMIUM CIGARS INTERNATIONAL, LTD. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. Litigation Matters:

At December 31, 1998, the Company is involved in litigation with an individual who alleges that the Company violated the requirements of Proposition 65, a California Statutory Scheme which requires that manufacturers, distributors and retailers of certain products provide warnings to consumers of the potential harm which may result from the consumption of those products. The complaint seeks unspecified statutory penalties along with costs and attorney's fees. The Company intends to vigorously contest the case. The Company's legal counsel cannot estimate a reasonable range for potential outcome at this time. As such, no amount has been accrued for any potential loss as of December 31, 1998 in the accompanying financial statement.

18. Segment Information:

The Company's products and services are broken down in the following divisions for financial reporting purposes:

(1)  Premium Cigars (U.S. Operations)
(2)  Can-Am (Canadian Operations)

Following is selected segment information:

                                                          Nine Month Period
                Year Ended December 31, 1998           Ended December 31, 1997
                ----------------------------           -----------------------
               Premium                               Premium
               Cigars       Can-am      Total        Cigars        Can-am       Total
               ------       ------      -----        ------        ------       -----
Sales, Net   $3,697,338   $3,203,589  $6,900,927   $2,044,587    $1,317,688   $3,362,275

Interest
  Income         96,520           --      96,520      113,131            --      113,131

Interest
  Expense            --           46          46       33,489        10,783       44,272

Depreciation
  and Amort-
  ization       593,081      200,568     793,649      164,163        36,047      200,210

Operating
  Loss        3,759,310      357,220   4,116,530    1,739,172        80,950    1,820,122

                PREMIUM CIGARS INTERNATIONAL, LTD. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                              December 31, 1998
                              -----------------
                     Premium
                      Cigars        Can-Am          Total
                    ---------      ---------      ---------
Total Assets        2,475,543      1,290,589      3,766,132
                    =========      =========      =========

During the year ended December 31, 1998, Premium Cigars and Can-Am made disbursements for the purchase of fixed assets and humidors in the amounts of $807,509 and $ 584,085, respectively.

19. Going Concern:

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. However, the Company has sustained continuing operating losses.

As shown in the accompanying statements of operations the Company has incurred net losses of $4,029,825 and $1,760,383, for the year and the nine month period ended December 31, 1998 and 1997, respectively. Unaudited information subsequent to December 31, 1998 indicates that the losses are continuing, albeit at a reduced rate.

The above conditions indicate that the Company may be unable to continue in existence. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or the amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

Management has implemented a plan to address the operating losses and the resultant need for additional capital. The following highlights the key components of this plan:

+ The Company has introduced a new product line of small, flavored, tubed cigars targeted at the convenience store market. This new product will also allow the company to pursue channels of distribution (casinos, bars, liquor stores, bowling alleys, etc.) that were not previously available to it.
+ A small, disposable humidor has been developed which will allow the Company to place humidified cigars in smaller convenience stores where a full size humidor would be space prohibitive.
+ An e-commerce site was opened in March 1999 which will leverage the Company's core competencies - knowledge of the convenience store industry and its integrated order processing and shipping systems.
+ The Company raised $135,000 during the first quarter of 1999 through the sale of restricted stock. The Board of Directors has authorized the issuance of up to an additional $200,000 in stock.
+ The Company obtained a $1,000,000 accounts receivable financing package in March 1999 that will enable it to turn its receivables into cash quicker than the current operating cycle allows. In addition, the Company continues to explore financing alternatives for its inventory and furniture and fixtures.
+ The Company reduced its U.S. personnel headcount by 50% based on its changing business needs.
+ The Company is exploring alternatives to sell some of its assets in order to raise additional capital.