Form 10-Q
period 1999-03-31
PREMIUM CIGARS INTERNATIONAL LTD
filed 1999-05-17
CIK 1041479

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED                                     COMMISSION FILE NUMBER
---------------------                                     ----------------------
   March 31, 1999                                                0-29414


                       PREMIUM CIGARS INTERNATIONAL, LTD.
         ----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


         Arizona                                                 86-0846405
-------------------------------                           ----------------------
(state or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                           Identification Number)


                             15849 North 77th Street
                            Scottsdale, Arizona 85260
                    ----------------------------------------
                    (Address of principal office) (Zip code)


       Registrant's telephone number, including area code: (480) 922-8887


           Securities registered pursuant to Section 12(b) of the Act:
                            No par value common stock

           Securities registered pursuant to Section 12(g) of the Act:
                            No par value common stock

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As  of  March  31,  1999,   there  were  3,839,092   shares  of  Premium  Cigars
International, Ltd. common stock, no par value outstanding.

                                      INDEX


PART I - FINANCIAL INFORMATION

     Item 1 - Financial Statements...........................................  3

         Condensed Consolidated Balance Sheet (Unaudited)
           as of March 31, 1999..............................................  3

         Condensed Consolidated Statements of Operations (Unaudited)
           for the three months ended March 31, 1999 and 1998................  4

         Condensed Consolidated Statements of Cash Flows (Unaudited)
           for the three months ended March 31, 1999 and 1998................  5

         Notes to Condensed Consolidated Financial Statements................  6

         Special Note Regarding Forward-Looking Statements...................  8

     Item 2 - Management's Discussion and Analysis of Financial Condition
               and Results of Operations.....................................  9

PART II - OTHER INFORMATION

     Item 1 - Legal Proceedings.............................................. 12

     Item 2 - Changes in Securities and Use of Proceeds...................... 12

     Item 3 - Defaults Upon Senior Securities................................ 12

     Item 4 - Submission of Matters to a Vote of Security Holders............ 13

     Item 5 - Other Information.............................................. 13

     Item 6 - Exhibits and Reports on Form 8-K............................... 13

SIGNATURES................................................................... 14

                PREMIUM CIGARS INTERNATIONAL, LTD. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEET

                                                                      March 31,
                                                                        1999
                                                                    ------------
                                                                     (Unaudited)
                                     ASSETS
Current Assets:
  Cash and cash equivalents                                         $   140,774
  Accounts receivable - trade, net                                      420,515
  Inventory, net (Note 3)                                             1,381,152
  Other current assets (Note 5)                                         180,144
                                                                    -----------
      Total Current Assets                                            2,122,585
                                                                    -----------

Property and Equipment, net                                             596,526
                                                                    -----------
Other Assets:
  Humidors, net                                                         739,284
  Other assets                                                           62,934
                                                                    -----------
                                                                        802,218
                                                                    -----------
                                                                    $ 3,521,329
                                                                    ===========
                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable and accrued expenses                               1,397,700
                                                                    -----------
      Total current liabilities                                       1,397,700
                                                                    -----------
Commitments and Contingencies                                                --
                                                                    -----------
Stockholders' Equity:
  Common stock - no par value, 10,000,000 shares
    authorized, 3,839,092 shares issued and outstanding
    (Note 6)                                                          8,943,049
  Foreign currency translation adjustment                               (52,137)
  Accumulated deficit                                                (6,767,283)
                                                                    -----------
       Total Stockholders' Equity                                     2,123,629
                                                                    -----------
                                                                    $ 3,521,329
                                                                    ===========

               The accompanying notes are an integral part of the
                  condensed consolidated financial statements

                 PREMIUM CIGARS INTERNATIONAL, LTD. & SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                         Three Months Ended
                                                              March 31,
                                                     --------------------------
                                                         1999          1998
                                                     -----------    -----------
                                                     (Unaudited)    (Unaudited)

Net Sales                                            $ 1,317,687    $ 1,255,904

Cost of Sales                                            963,110      1,081,461
                                                     -----------    -----------

Gross Profit                                             354,577        174,443

Selling, General and Administrative                      976,871      1,232,554

Severance Packages (Note 4)                                             395,173
                                                     -----------    -----------

Loss from Operations                                    (622,294)    (1,453,284)

Other Income (Expense)                                    (3,640)        65,671
                                                     -----------    -----------

Net Loss                                             $  (625,934)   $(1,387,613)
                                                     ===========    ===========

Basic Loss per Share                                 $     (0.17)   $     (0.40)
                                                     ===========    ===========

Weighted Average Number of Shares Outstanding          3,678,425      3,469,092
                                                     ===========    ===========

          The accompanying notes are an integral part of the condensed consolidated financial statements

                PREMIUM CIGARS INTERNATIONAL, LTD. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                          Three Months Ended
                                                               March 31,
                                                       -------------------------
                                                          1999         1998
                                                       ---------    -----------
                                                       (Unaudited)   (Unaudited)
Cash flows from operating activities:
  Net loss                                             $(625,934)   $(1,387,613)
  Adjustments to reconcile net loss to net cash
    provided by (used for) operating activities:
      Depreciation and amortization                      251,660        131,491
      (Increase) decrease in accounts receivable         111,253
      (Increase) decrease in inventories                 (55,870)
      Increase (decrease) in accounts payable and
        accrued expenses                                 253,687
      Deposits on equipment and office furniture                       (125,125)
      Accrual of severance packages                                     244,111
      Net change in other assets and liabilities         (47,838)       (40,504)
                                                       ---------    -----------
        Net cash provided by (used for) operating
          activities                                    (113,042)    (1,177,640)
                                                       ---------    -----------
Cash flows from investing activities:
  Purchase of humidors                                   (64,283)      (207,776)
  Purchase of equipment                                   (7,053)       (49,674)
  Proceeds from sale of available for sale
    securities                                                          456,566
                                                       ---------    -----------
        Net cash provided by (used for) investing
          activities                                     (71,336)       199,116
                                                       ---------    -----------
Cash flows from financing activities:
        Net proceeds from issuance of common stock       136,000
                                                       ---------    -----------
        Net cash provided by financing activities        136,000             --
                                                       ---------    -----------
Effect of exchange rate changes on cash and cash
  equivalents                                             20,936         (4,284)
                                                       ---------    -----------
Net increase (decrease) in cash and cash equivalents     (27,442)      (982,808)

Cash and cash equivalents, beginning of period           168,216      1,264,365
                                                       ---------    -----------
Cash and cash equivalents, end of period               $ 140,774    $   281,557
                                                       =========    ===========

               The accompanying notes are an integral part of the
                  condensed consolidated financial statements

                 PREMIUM CIGARS INTERNATIONAL, LTD. & SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. PRESENTATION OF INTERIM INFORMATION

In the opinion of the management of Premium Cigars International and Subsidiary (the "Company" or "PCI"), the accompanying condensed consolidated financial statements include all normal adjustments considered necessary to present fairly the financial position as of March 31, 1999, and the results of operations for the three months ended March 31, 1999 and 1998, and cash flows for the three months ended March 31, 1999 and 1998. Interim results are not necessarily indicative of results for a full year.

The condensed consolidated financial statements and notes are presented as permitted by the instructions to Form 10-QSB, and therefore do not contain certain information included in the Company's audited consolidated financial statements and notes for the year ended December 31, 1998.

2. FINANCIAL STATEMENTS

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All significant intercompany accounts and transactions have been eliminated.

3. INVENTORIES

As of March 31, 1999, inventory consists of the following:

          Cigars and cigar accessories       $1,770,332
          Reserve for obsolescence             (389,180)
                                             ----------
                                             $1,381,152
                                             ==========

4. SEVERANCE PACKAGES

During the first quarter of 1998 the Company terminated employment agreements with certain former officers and employees of the Company. Under the terms of the various employment agreements, severance pay ranged from six to nine months of salary, payable over the same six or nine month period. Additionally, three of the former officers received lump-sum payments of $40,000 each as settlement for potential claims against the company.

5. RELATED PARTY TRANSACTIONS

The Company has notes receivable from two director/shareholders of the Company in the aggregate amount of $86,225. The notes, which bear interest at 6%, were originally due on March 31,1999. The independent members of the Company's board of directors approved a one-time extension for the repayment of these notes to September 30, 1999. As consideration for this extension, the interest rate was increased from 6% to 10% during the extension period. Accrued interest as of March 31, 1999 is $15,520. The total of the notes receivable plus accrued interest is included in other current assets in the Company's condensed consolidated balance sheet.

6. ISSUANCE OF STOCK

During the first quarter of 1999, the Company issued 370,000 restricted shares of its common stock for a total of $136,000. As more fully discussed in the notes to the Company's 1998 audited financial statements included in its 1998 Form 10-KSB, the proceeds include the sale of 100,000 shares of stock for an initial price per share of $.01 to its financial public relations provider. The sale is subject to certain performance criteria being met; if the criteria are met the provider has the option to pay between $.99 and $1.49 per share as additional consideration in exchange for the removal of a restrictive legend. If the performance criteria are not met, the Company may repurchase the shares at their original issue price.

7. SUBSEQUENT EVENT

On May 11, 1999 the Company was notified by the NASDAQ Listing Qualifications Panel that its shares would be delisted as of the close of trading that day. The securities of the Company are immediately eligible to trade on the OTC Bulletin Board. The Company's management is currently evaluating all of its available options relating to this action.

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

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You must read the following discussion on the financial condition and results of operations of Premium Cigars International ("PCI" or the "Company") in conjunction with PCI's condensed consolidated financial statements, including the notes elsewhere in this Form 10-QSB filing. Historical results are not necessarily an indicator of trends in operating results for any future period.

PCI is building a marketing and merchandising platform for the placement of niche products in convenience stores and other specialty outlets throughout North America. PCI operates in one business segment and has a December 31 fiscal year.

RESULTS OF OPERATIONS

The following table sets forth, for the three months ended March 31, 1999 and 1998, certain items from PCI's Condensed Consolidated Statements of Income expressed as a percentage of net sales.

                                                      Three Months Ended
                                                            March 31,
                                                      -------------------
                                                      1999           1998
                                                      ----           ----

     Net Sales                                        100.0%         100.0%
     Cost of Sales                                     73.1%          86.1%
                                                      -----         ------
     Gross Profit                                      26.9%          13.9%
     SG&A and Other Operating Expenses                 74.1%         129.6%
                                                      -----         ------
     Loss from Operations                             (47.2%)       (115.7%)
     Other Income (Expense)                             (.3%)          5.2%
                                                      -----         ------
     Net Loss                                         (47.5%)       (110.5%)
                                                      =====         ======

     COMPARISON OF THE FIRST QUARTER OF 1999 WITH THE FIRST QUARTER OF 1998

Net sales for the quarter ended March 31, 1999 increased by $62,000 versus the same period last year, a 5% increase. Sales in the United States were down slightly versus one year ago; however, revenue steadily increased during the quarter as the company began rolling out its new flavored cigar Prime Time. This was offset by a decline in sales via the Company's in store humidor program. Canadian sales increased 19% from one year ago despite a difficult operating environment due to increasing legislative pressure affecting cigar packaging and humidor placement within retail outlets.

Gross profit margin was 27% for the quarter ended March 31, 1999, up from 14% for the quarter ended March 31, 1998. Gross margin has continued to show improvement as a result of the Company's investment in its integrated systems, as well as negotiating more favorable terms with suppliers. However, margins in Canada continue to lag those in the U.S. due to significantly higher tobacco taxes.

Selling, general and administrative expenses for the quarter ended March 31, 1999 decreased $651,000 or 40% from the same period one year ago. Excluding a one-time charge for severance packages in the first quarter of 1998, SG&A decreased $256,000, or 21%, from the comparable period one year ago. SG&A has declined due to staff cuts that were implemented during the first quarter of 1999 (in recognition of the declining importance of the Company's in-store humidor program), as well as an overall decrease in infrastructure spending that was ongoing during 1998.

Other income for the quarter ended March 31, 1999 declined from the previous year because the prior year amount consisted mainly of interest income from short-term investments which were purchased with a portion of the net proceeds from the Company's initial public offering.

LIQUIDITY AND CAPITAL RESOURCES

The Company used $113,000 for operating activities for the first three months of 1999. The net loss of $626,000 was reduced by non-cash expenses for depreciation and amortization of $252,000 and an increase in accounts payable and accrued expenses of $254,000.

Accounts receivable at March 31, 1999 decreased $111,000 or 21% from December 31, 1998. The decrease is due in part to improved collection efforts in Canada, combined with product returns in Canada which reduced the overall accounts receivable balance. Net sales for the quarter were down from the fourth quarter of 1998, which also contributed to the overall decrease.

As part of the Company's humidor program, a humidor is sent with each initial order of cigars as new stores are added. While PCI retains ownership of the humidor, the store is not charged for the humidor unless it is lost or damaged by the store. Therefore, as new stores continue to be added, PCI requires capital to purchase the humidors it sends out as part of the initial order. As discussed in our 1998 Form 10-KSB, we expect future humidor purchases to be minimal.

As part of the Company's roll out of Prime Time, a countertop control unit ("CCU") is sent to each store as part of the initial order. However, the Company's supplier of Prime Time provides the CCU's at no cost to the Company. Therefore, as we continue to add more Prime Time accounts, no additional capital investment in the CCU's is required on our part.

We invested nearly $600,000 in capital additions during 1998 as we developed our infrastructure and moved into our new facility. We do not anticipate any significant capital expenditures for the foreseeable future.

Accounts payable and accrued expenses at March 31, 1999 increased $254,000 or 22% from December 31, 1998. The increase is largely due to our inability to secure financing until mid-March of 1999.

We have secured a $1,000,000 accounts receivable financing package which, assuming sales forecasts are achieved, we believe will provide the necessary working capital for our immediate ongoing needs; however, we cannot assure you that that we can generate sufficient revenues to provide the cash flow necessary to meet our ongoing working capital needs, nor to repay prior existing trade indebtedness. We have raised an additional $136,000 during the first quarter of 1999 through the issuance of additional shares of the Company's shares. The Board of Directors has authorized the issuance of additional shares for up to an additional $200,000. However, it is likely that the Company will have to raise additional capital through the sale of some of its assets in order to raise the necessary capital to repay the trade debt it has incurred over the past several months. We cannot assure you that we will be able to sell sufficient assets to enable us to repay our outstanding trade debt in a timely manner.

YEAR 2000 READINESS

We purchased most of our computers within the past year and do not anticipate any significant problems relative to their Year 2000 ("Y2K") capabilities. Testing of each machine's capability is expected to be completed by the second quarter of 1999. We have not yet implemented a plan to identify the non-IT (Information Technology) systems (i.e., those systems with an imbedded technology such as microcontrollers) which may require repair or replacement; however, given the nature of our operations and the age of our business, we do not believe that we face any material risk from these types of systems.

Our business relies to a large extent on our integrated accounting, order entry, and inventory control system (SBT Pro Series 5.0), which is represented by the vendor as being Y2K compliant. We also rely on standard office productivity software (Microsoft Office 97) which is also represented as being Y2K compliant. Our EDI software, which we use to transmit invoices and receive payment information from our largest U.S. customer is represented as being non-compliant. The cost to replace this software is not expected to be material and we intend to identify suitable alternatives by the second quarter of 1999. We are in the process of determining the compliance of our other software and expect to have this completed by the second quarter of 1999.

We have begun the process of contacting key customers, vendors, service providers and other third parties with whom business is conducted to determine what impact, if any, their Y2K readiness will have on us; this process is expected to be completed by the second quarter of 1999. Although we do not anticipate any material adverse effect on our business as a result of such parties failure to achieve Y2K readiness, we cannot assure you that these parties will have accurately assessed their Y2K readiness status.

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

We do not currently have a contingency plan in place to handle a "worst case scenario", as we believe that any non-compliant systems on our part do not pose a material risk to PCI. If, and to the extent that we identify material risks to the company from third parties non-compliance, we will formulate a plan at that time.

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

         None

ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS

         (a)  None.

         (b)  None.

         (c)  Sale of Unregistered Securities.

         The Company sold a total of 370,000 shares of unregistered common stock during the first quarter as more fully described in Part II, Item 5 of the Company's Form 10-KSB filed for the year ended December 31, 1998.

         (d) Use of Proceeds.

         All proceeds from the Company's initial public offering have been expended as set forth in the Company's Form 10-KSB for the year ended December 31, 1998.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None. After the quarter's end, on or about April 26, 1999, the Company filed a proxy statement for its 1999 Annual Meeting originally scheduled to be held on May 26, 1999. Notice of the 1999 Annual Meeting of Shareholders and Proxy Statement have not yet been distributed to the shareholders as the Company is contemplating an extension of the Annual Meeting to a later date.

ITEM 5 - OTHER INFORMATION

         Nasdaq Delisting. The Listing Qualifications Panel of the Nasdaq Stock Market determined to delist the securities of the Company effective with the close of business on May 11, 1999. The shares of the Company are currently being traded on the OTC Bulletin Board. The Company's management team, in conjunction with the Company's Board of Directors, is evaluating all available options relating to this action. The Nasdaq Listing and Hearing Review Council may, on its own motion, determine to review any Listing Qualifications Panel decision within 45 days of the decision. The Company may request that the Review Council review the decision within 15 days from the date of the Listing Qualifications Panel's decision. If the Review Council determines to review this decision it may affirm, modify, reverse, dismiss, or remand the decision of the Panel.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits

Exhibit
Number   Exhibit Name                                       Method of Filing
------   ------------                                       ----------------

  3.1    Articles of Incorporation                                 *

  3.2    Amended and Restated Bylaws, Adopted May 8, 1998          **

  4.1    Specimen Common Stock Certificate                         ***

  4.2    Description of Rights of Security Holders                 ****

 27.1    Financial Data Schedule                          Exhibit filed herewith

 99.1    "Underwriting" section of Registration                    ****
         Statement on Form SB-2
----------
* Incorporated by reference to Exhibit 3.1 of Registration Statement on Form SB-2 (file no. 333-29985) declared effective on August 21, 1997.

** Incorporated by reference to Exhibit 3.2 of the Form 10-QSB filed by the Registrant for the quarter ending June 30, 1998.

*** Incorporated by reference to Exhibit 4.2 of Registration Statement on Form SB-2 (file no. 333-29985) declared effective on August 21, 1997.

**** Incorporated by reference to pages 56-57 of Registration Statement on Form SB-2 (file no. 333-29985) declared effective on August 21, 1997.

         (b) Reports on Form 8-K

         Form 8-K filed by the Company on January 15, 1999 disclosing potential Nasdaq delisting and other matters.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PREMIUM CIGARS INTERNATIONAL, LTD.
(Registrant)


/s/ John E. Greenwell                                       Date: May 17, 1999
------------------------------------
John E. Greenwell
President & Chief Executive Officer



/s/ Stanley R. Hall                                         Date: May 17, 1999
------------------------------------
Stanley R. Hall
Controller and principal accounting officer