Form 10QSB
period 1999-06-30
PREMIUM CIGARS INTERNATIONAL LTD
filed 1999-08-17
CIK 1041479

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED                                     COMMISSION FILE NUMBER
    June 30, 1999                                                 0-29414


                       PREMIUM CIGARS INTERNATIONAL, LTD.
        (Exact name of small business issuer as specified in its charter)


            Arizona                                   86-0846405
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

                                Yes [X]    No [ ]

As  of  June  30,  1999,   there  were   3,939,092   shares  of  Premium  Cigars
International, Ltd. common stock, no par value outstanding.

                                      INDEX

PART I - FINANCIAL INFORMATION

     Item 1 - Financial Statements.............................................3

          Condensed Balance Sheet (Unaudited) as of
          June 30, 1999........................................................3

          Condensed Statement of Operations (Unaudited) for
          the three and six months ended June 30, 1999 and 1998................4

          Condensed Statement of Cash Flows (Unaudited) for
          the three and six months ended June 30, 1999 and 1998................5

          Notes to Condensed Financial Statements..............................6

     Special Note Regarding Forward-Looking Statements.........................9

     Item 2 - Management's Discussion and Analysis or Plan of Operation.......10

PART II - OTHER INFORMATION

     Item 1 - Legal Proceedings...............................................14

     Item 2 - Changes in Securities and Use of Proceeds.......................14

     Item 3 - Defaults Upon Senior Securities.................................14

     Item 4 - Submission of Matters to a Vote of Security Holders.............14

     Item 5 - Other Information...............................................14

     Item 6 - Exhibits and Reports on Form 8-K................................15

SIGNATURES....................................................................16

                       PREMIUM CIGARS INTERNATIONAL, LTD.
                             CONDENSED BALANCE SHEET

                                                                     June 30,
                                                                       1999
                                                                    -----------
                                                                    (Unaudited)
                                     ASSETS

Current Assets:
  Cash and cash equivalents                                         $    59,861
  Available for sale securities                                          25,000
  Accounts receivable - trade, net                                      251,334
  Inventory, net (Note 3)                                               175,282
  Other current assets (Notes 5 and 8)                                  236,394
                                                                    -----------
        Total Current Assets                                            747,871
                                                                    -----------
Property and Equipment, net                                             450,682
                                                                    -----------
Other Assets:
  Other assets                                                           63,102
                                                                    -----------
                                                                         63,102
                                                                    -----------
                                                                    $ 1,261,655
                                                                    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable and accrued expenses                               1,259,987
                                                                    -----------
        Total current liabilities                                     1,259,987
                                                                    -----------
Commitments and Contingencies (Note 10)                                      --
                                                                    -----------
Stockholders' Equity:
  Common stock - no par value, 10,000,000 shares
    authorized, 3,939,092 shares issued and outstanding               8,974,299
  Accumulated deficit                                                (8,972,631)
                                                                    -----------
        Total Stockholders' Equity                                        1,668
                                                                    -----------
                                                                    $ 1,261,655
                                                                    ===========

               The accompanying notes are an integral part of the
                         condensed financial statements

                       PREMIUM CIGARS INTERNATIONAL, LTD.
                       CONDENSED STATEMENTS OF OPERATIONS

                                                    Three Months Ended            Six Months Ended
                                                         June 30,                      June 30,
                                                --------------------------    --------------------------
                                                   1999           1998           1999           1998
                                                -----------    -----------    -----------    -----------
                                                (Unaudited)    (Unaudited)    (Unaudited)    (Unaudited)
Net Sales                                       $ 1,248,600    $ 2,018,651    $ 2,566,286    $ 3,263,604

Cost of Sales                                       930,163      1,475,885      1,893,272      2,544,770
                                                -----------    -----------    -----------    -----------
Gross Profit                                        318,437        542,766        673,014        718,834

Selling, General and Administrative               1,150,032      1,274,923      2,126,903      2,510,163
Loss on sale of subsidiary (Note 8)               1,200,638             --      1,200,638             --
Writedown of cigar humidor program (Note 9)       1,017,524             --      1,017,524             --
Severance Packages (Note 4)                              --             --             --        395,173
                                                -----------    -----------    -----------    -----------
Loss from Operations                             (3,049,757)      (732,157)    (3,672,051)    (2,186,502)

Other Income (Expense)                              (13,040)        28,181        (16,679)        94,913
                                                -----------    -----------    -----------    -----------
Net Loss                                        $(3,062,797)   $  (703,976)   $(3,688,730)   $(2,091,589)
                                                ===========    ===========    ===========    ===========
Basic Loss per Share                            $     (0.79)   $     (0.20)   $     (0.98)   $     (0.60)
                                                ===========    ===========    ===========    ===========
Weighted Average Number of Shares Outstanding     3,876,455      3,469,092      3,777,987      3,469,092
                                                ===========    ===========    ===========    ===========

               The accompanying notes are an integral part of the
                         condensed financial statements

                       PREMIUM CIGARS INTERNATIONAL, LTD.
                       CONDENSED STATEMENTS OF CASH FLOWS

                                                          Six Months Ended
                                                              June 30,
                                                      -------------------------
                                                         1999          1998
                                                      -----------   -----------
                                                      (Unaudited)   (Unaudited)
Cash flows from operating activities:
  Net loss                                            $(3,688,730)  $(2,091,589)
  Adjustments to reconcile net loss to net cash
    provided by (used for) operating activities:
      Depreciation and amortization                       470,053       324,116
      Loss on sale of subsidiary                        1,200,638
      Writedown of cigar humidor program                1,017,524
      Accrual of severance packages                       139,133
      Net change in other assets and liabilities          577,496      (474,956)
                                                      -----------   -----------
        Net cash provided by (used for) operating
          activities                                     (423,019)   (2,103,296)
                                                      -----------   -----------
Cash flows from investing activities:
  Purchase of humidors                                    (64,283)     (425,437)
  Purchase of equipment                                    (7,053)     (448,710)
  Proceeds from sale of subsidiary                        250,000
  Proceeds from sale of available for sale
    securities                                                        2,024,323
                                                      -----------   -----------
        Net cash provided by (used for) investing
          activities                                      178,664     1,150,176
                                                      -----------   -----------
Cash flows from financing activities:
  Net proceeds from issuance of common stock              136,000
                                                      -----------   -----------
        Net cash provided by financing activities         136,000            --
                                                      -----------   -----------
Effect of exchange rate changes on cash and cash
  equivalents                                                  --           421
                                                      -----------   -----------
Net increase (decrease) in cash and cash equivalents     (108,355)     (952,699)

Cash and cash equivalents, beginning of period            168,216     1,264,365
                                                      -----------   -----------
Cash and cash equivalents, end of period              $    59,861   $   311,666
                                                      ===========   ===========

               The accompanying notes are an integral part of the
                         condensed financial statements

                       PREMIUM CIGARS INTERNATIONAL, LTD.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS

1. PRESENTATION OF INTERIM INFORMATION

In the opinion of the management of Premium Cigars International, LTD. (the "Company"), the accompanying condensed financial statements include all normal adjustments considered necessary to present fairly the financial position as of June 30, 1999, and the results of operations for the three months and six months ended June 30, 1999 and 1998, and cash flows for the six months ended June 30, 1999 and 1998. Interim results are not necessarily indicative of results for a full year.

The condensed financial statements and notes are presented as permitted by the instructions to Form 10-QSB, and therefore do not contain certain information included in the Company's audited consolidated financial statements and notes for the year ended December 31, 1998.

2. FINANCIAL STATEMENTS

The condensed statements of operations and cash flows include the accounts of the Company and its wholly-owned subsidiary through the date of sale of the subsidiary (see Note 8). All significant intercompany accounts and transactions have been eliminated. Subsequent to the date of sale, the condensed financial statements include the accounts of the Company only.

3. INVENTORIES

As of June 30, 1999, inventory consists of the following:

     PrimeTime and cigars                    $ 521,787
     Reserve for obsolescence                 (346,505)
                                             ---------
                                             $ 175,282
                                             =========

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

5. RELATED PARTY TRANSACTIONS

The company has notes receivable from two director/shareholders of the Company in the aggregate amount of $86,225. The notes, which bear interest at 6%, were originally due on March 31,1999. The independent members of the Company's board of directors approved a one-time extension for the repayment of these notes to September 30, 1999. As consideration for this extension, the interest rate has been increased from 6% to 10% during the extension period. Accrued interest as of June 30, 1999 is $17,676. The total of the notes receivable plus accrued interest is included in other current assets in the Company's condensed balance sheet.

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

The Company issued an additional 100,000 restricted shares in connection with the sale of its wholly-owned subsidiary (see Note 8).

7. NASDAQ DELISTING

On May 11, 1999 the Company was notified by the NASDAQ Listing Qualifications Panel that its shares would be delisted as of the close of trading that day. The securities of the Company are now trading on the OTC Bulletin Board.

8. SALE OF CAN-AM

On or about June 2, 1999, the Company finalized the sale of all of its shares in its wholly owned subsidiary, Can-Am International Investments, Corp. ("Can-Am"), to Ultimate Cigars, Corp. ("ULTC"), a publicly traded company, for $375,000. In connection with the sale of Can-Am, the Company and ULTC exchanged 100,000 shares of each other's common stock. ULTC has already paid the Company the first required installment of $250,000. The second and third installments of $100,000 and $25,000 are due on or before July 6, 1999 and July 21, 1999, respectively. The total of $125,000 is included in other current assets in the Company's condensed balance sheet. Additionally, the Company has entered into an option agreement with ULTC (the "Option") pursuant to which ULTC has the option to acquire additional shares for a total of up to 50% of the Company's issued and outstanding stock for a payment of $2,500,000 and all outstanding shares of ULTC's common stock not owned by the Company. The Option is subject to the approval of the shareholders for both the Company and ULTC.

In connection with the sale, the Company has also been granted a purchase discount of up to $125,000 on a product currently in development by ULTC, which would be sold by the Company.

9. WRITEDOWN OF CIGAR HUMIDOR PROGRAM

Due to declining demand for its humidified cigar program, the Company has discontinued the program in most of the stores in which it had placed humidors. The cost to write-off the abandoned humidors and discontinued or unsalable product has been charged against operations for the three months ended June 30, 1999.

10. CONTINGENCIES

One of the conditions of the Purchase Agreement for the sale of Can-Am specified that the buyer would not be responsible for past provincial tobacco taxes that were subsequently assessed against Can-Am based on a different method of calculation than had been historically used by Can-Am. On July 30, 1999 Can-Am was notified by the Alberta Treasury that it was being assessed back taxes in the amount of CAN $247,500 (approximately US $165,000) for the period April 1997 through April 1999. At the same time, the Alberta Treasury has submitted a claim in the amount of CAN $60,000 (approximately US $40,000) against the Tobacco Tax Bond. The Company is the indemnitor on this bond.

The company does not agree with the assessment and intends to vigorously contest it in cooperation with the buyer. Furthermore, it disputes the claim against the bond, as it believes the bond had been effectively canceled at the time of the claim. Management is unable to determine at this time what amount, if any, will ultimately be paid to settle this claim and therefore has made no provision for it in the accompanying financial statements.

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

ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You must read the following discussion on the financial condition and results of operations of Premium Cigars International, LTD. ("PCI") in conjunction with PCI's condensed financial statements, including the notes elsewhere in this Form 10-QSB filing. Historical results are not necessarily an indicator of trends in operating results for any future period.

As a direct distributor of cigar products, PCI has built an infrastructure that provides high speed fulfillment of products to retailers. The Company's business plan is to provide these same business solutions to other companies. PCI operates in one business segment and has a December 31 fiscal year.

RESULTS OF OPERATIONS

    COMPARISON OF THE SECOND QUARTER OF 1999 WITH THE SECOND QUARTER OF 1998

Net sales for the quarter ended June 30, 1999 decreased by $770,000 versus the same period last year, a 38% decrease. Most of the decrease ($600M) is attributable to declining sales at its former Canadian subsidiary; also, year ago results included three months of Canadian operations versus only two months for the current quarter. Canadian sales were negatively impacted due to increasing legislative pressure affecting cigar packaging and humidor placement within retail outlets. Sales in the United States were down 16% versus one year ago; however, revenue steadily increased during the quarter as the company continued rolling out its new flavored cigar PrimeTime. This was offset by a steep decline in sales via the company's now mostly discontinued in-store humidor program.

Gross profit margin was 26% for the quarter ended June 30, 1999 versus 27% for the quarter ended June 30, 1998. Margins were negatively impacted in Canada due to a higher than normal volume of returns of product that could not be resold. Margins in the United States held steady despite the heavy introductory efforts in launching PrimeTime.

Selling, general and administrative expenses for the quarter ended June 30, 1999 decreased $125,000 or 10% from the same period one year ago. Excluding the cost of the introductory PrimeTime marketing spending that was charged off as account acquisition costs, SG&A decreased $326,000, or 26% from the comparable period one year ago. SG&A has declined due to staff cuts that were implemented during the first quarter of 1999 (in recognition of the declining importance of the Company's in-store humidor program), as well as an overall decrease in infrastructure spending that was ongoing during 1998. The favorable trend in SG&A is expected to continue, as the now disposed of Canadian operations were incurring higher average monthly SG&A during the current quarter versus one year ago.

Other income for the quarter ended June 30, 1999 declined from the previous year because the prior year amount consisted mainly of interest income from short-term investments which were purchased with a portion of the net proceeds from the Company's initial public offering. The current year expense also reflects interest expense from the factoring of the Company's accounts receivable.

  COMPARISON OF THE FIRST SIX MONTHS OF 1999 WITH THE FIRST SIX MONTHS OF 1998

Net sales for the six months ended June 30, 1999 decreased by $700,000 versus the same period one year ago, a 21% decrease. As discussed above, most of the decrease is attributable to declining sales at its former Canadian subsidiary; also, year ago results included six months of Canadian operations versus five months for the current year. Sales in the United States were down 10% versus one year ago; however, revenue has steadily increased during the current year as the company continues rolling out its new flavored cigar PrimeTime. This was offset by a steep decline in sales via the company's now mostly discontinued in-store humidor program.

Gross profit margin was 26% for the six months ended June 30, 1999 versus 22% for the six months ended June 30, 1998. The margin improvement is attributable to a much lower margin in the United States during the first quarter of 1998 due to nonrecurring expenditures for consolidating warehouse space and inspecting inventory for possible damage, as well as the continuing trend towards more efficient warehousing and shipping operations throughout 1998 and into 1999.

Selling, general and administrative expenses for the six months ended June 30, 1999 decreased $383,000 or 15% from the same period one year ago. Excluding the cost of the introductory PrimeTime marketing spending that was charged off as account acquisition costs during the second quarter of 1999, SG&A decreased $584,000, or 23% from the comparable period one year ago. SG&A has declined due to staff cuts that were implemented during the first quarter of 1999 (in recognition of the declining importance of the Company's in-store humidor program), as well as an overall decrease in infrastructure spending that was ongoing during 1998. The favorable trend in SG&A is expected to continue, as the now disposed of Canadian operations incurred higher SG&A for the current year versus last year.

As discussed in our previous 10-KSB filings, we took a one-time charge in the first quarter of 1998 to reflect the cost of severance packages for previous management.

Other income for the six months ended June 30, 1999 declined from the previous year because the prior year amount consisted mainly of interest income from short-term investments which were purchased with a portion of the net proceeds from the Company's initial public offering. The current year expense also reflects interest expense from the factoring of the Company's accounts receivable.

LIQUIDITY AND CAPITAL RESOURCES

The Company used $423,000 for operating activities for the first six months of 1999. The net loss of $3,689,000 was reduced by non-cash expenses for depreciation and amortization of $470,000, $1,200,000 for the loss on the sale of its Canadian subsidiary and $1,000,000 for the write-down of its humidors and cigars.

As part of Management's efforts to restructure the Company, unprofitable investments in our Canadian subsidiary and the in-store cigar humidor program were either divested or severely curtailed. Canadian operations were hampered by a difficult operating environment due to increasing legislative pressure that affected cigar packaging and humidor placement within retail outlets. Combined with a downward trend in cigar consumption and the likely inability to be able to place its PrimeTime countertop control units on the front counters, Management determined that the best course of action was to eliminate any future cash drain resulting from the Canadian operations. In early June, the Company finalized the sale of its Canadian subsidiary for $375,000 in cash, plus an exchange of 100,000 shares of stock with the buyer.

The downward trend in cigar sales plus a surplus of inventory led Management to conclude that no further investment was justified in the in-store humidor program. Efforts to dispose of our discontinued inventory met with limited success; only through substantial markdowns were we able to move some of this inventory. Although most of the stores have now dropped the in-store humidor program, we were able to place PrimeTime in the majority of these stores. The cost to write off the investment in the humidors and write-down the discontinued cigar inventory and packaging materials is shown as a charge against current operations for the three months ended June 30, 1999.

As part of the Company's roll out of Prime Time, a countertop control unit ("CCU") is sent to each store as part of the initial order. However, the Company's supplier of Prime Time provides the CCU's at no cost to the Company. Therefore, as we continue to add more Prime Time accounts, no additional capital investment in the CCU's is required on our part.

Management has determined that there is a tremendous opportunity and value in our core competencies as a high-speed order and fulfillment center. Our unique distribution system that we have developed for the convenience store industry is very efficient and valuable. Therefore, we are now pursuing new products to sell, market and distribute directly through our expanding convenience store distribution channel. As we begin to provide product fulfillment for others, we do not anticipate any significant capital expenditures beyond a modest investment to enhance our existing systems. Should the volume of business exceed our current capacity, we will need to acquire additional warehouse space and invest in additional equipment such as forklifts and racking.

We invested nearly $600,000 in capital additions during 1998 as we developed our infrastructure and moved into our new facility. We do not anticipate any significant capital expenditures for the foreseeable future beyond those discussed above.

The Company has incurred substantial operating losses since inception. As of December 31, 1998 the Net Operating Loss carryforward was approximately $5,300,000. We expect to incur another substantial operating loss for the current year. The Net Operating Loss carryforward may be attractive to another company wishing to offset its own tax liability.

We have secured a $1,000,000 accounts receivable financing package which, assuming sales forecasts are achieved, we believe will provide the necessary working capital for our immediate ongoing needs; however, we cannot assure you that that we can generate sufficient revenues to provide the cash flow necessary to meet our ongoing working capital needs, nor to repay prior existing trade indebtedness. We raised $136,000 during the first quarter of 1999 through the issuance of additional shares of the Company's shares. The Board of Directors has authorized the issuance of additional shares for up to an additional $200,000. We raised an additional $375,000 ($250,000 received in the second quarter with the balance to be received in the third quarter) from the sale of our Canadian subsidiary. However, the Company will have to raise additional capital to repay the trade debt it has incurred over the past several months. We cannot assure you that we will be able to raise sufficient capital to enable us to repay our outstanding trade debt in a timely manner.

YEAR 2000 READINESS

We purchased most of our computers within the past year and do not anticipate any significant problems relative to their Year 2000 ("Y2K") capabilities. Testing of each machine's capability will be completed by the third quarter of 1999. We have not yet implemented a plan to identify the non-IT (Information Technology) systems (i.e., those systems with an imbedded technology such as microcontrollers) which may require repair or replacement; however, given the nature of our operations and the age of our business, we do not believe that we face any material risk from these types of systems.

Our business relies to a large extent on our integrated accounting, order entry, and inventory control system (SBT Pro Series 5.0), which is represented by the vendor as being Y2K compliant. We also rely on standard office productivity software (Microsoft Office 97) which is also represented as being Y2K compliant. Our EDI software, which we use to transmit invoices and receive payment information from our largest U.S. customer is now represented as being compliant. We are in the process of determining the compliance of our other software and will have this completed by the third quarter of 1999.

We have begun the process of contacting key customers, vendors, service providers and other third parties with whom business is conducted to determine what impact, if any, their Y2K readiness will have on us; this process will be completed by the third quarter of 1999. Although we do not anticipate any material adverse effect on our business as a result of such parties failure to achieve Y2K readiness, we cannot assure you that these parties will have accurately assessed their Y2K readiness status.

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

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

     PROP 65. PCI and Southland have received a notice of violations of Proposition 65, a California regulation which requires warning labels on certain cancer causing products, from a California attorney, Morse Mehrban. PCI believes it is currently in compliance with Proposition 65. A new notice was submitted to PCI following the dismissal of the prior civil suit brought by Mr. Merhban, which was dismissed without prejudice for improper notice. It is expected that Mr. Mehrban will re-file a lawsuit against PCI. With respect to the lawsuit filed against Southland, the complaint indicates that the lawsuit covers a vast quantity of products other than PCI's products. Accordingly, PCI has determined not to retain California counsel to defend these claims on behalf of Southland. If Mr. Mehrban files suit against PCI, PCI will retain California counsel to defend the claims brought against it.

Item 2 - Changes in Securities and Use of Proceeds

     (a)  None.

     (b)  None.

     (c)  Sale of Unregistered Securities.

     The Company sold a total of 100,000 shares of unregistered common stock during the first quarter to Ultimate Cigar Corp. as more fully described in Item 5 herein.

     (d)  Use of Proceeds.

     All proceeds from the Company's initial public offering have been expended as set forth in the Company's Form 10-KSB for the year ended December 31, 1998.

Item 3 - Defaults upon Senior Securities

     None

Item 4 - Submission of Matters to a Vote of Security Holders

     None.

Item 5 - Other Information

     Sale of Can-Am International Investments, Corp. On or about June 2, 1999, Premium Cigars International, Ltd. (the "Company") finalized the sale of all of its shares in its wholly owned subsidiary, Can-Am International Investments, Corp. ("Can-Am"), to Ultimate Cigars, Corp. ("ULTC"), a publicly traded company. The original sales price for Can-Am was $500,000. In connection with the sale of Can-Am, the Company and ULTC also exchanged 100,000 shares of each other's common stock. The purchase price was restructured in July, and ULTC has a paid a total of $375,000 in cash for the purchase of Can-Am. The remaining $125,000 due under the sales contract was restructured as an incentive to PCI for future purchases of Web Access Cards provided by ULTC. Pursuant to the revised agreement, PCI will obtain a purchase discount for Web Access Cards purchased by PCI until such time as the total amount of such discounts equals $125,000.

     Appointment of New Chief Executive Officer. As previously disclosed in the Company's Form 8-K dated June 17, 1999, the Company named Scott Lambrecht as the new President and Chief Executive Officer. Scott Lambrecht was an original founder of the Company and previously served as Vice President of Operations and Secretary to the Company. Scott Lambrecht's appointment followed the resignation of John E. Greenwell as President, Chief Executive Officer and Director of the Company.

Item 6 - Exhibits and Reports on Form 8-K

     (a)  Exhibits

Exhibit                                                             Method
Number    Exhibit Name                                             of Filing
------    ------------                                             ---------
3.1       Articles of Incorporation                               *

3.2       Amended and Restated Bylaws, Adopted May 8, 1998        **

4.1       Specimen Common Stock Certificate                       ***

4.2       Description of Rights of Security Holders               ****

10.1      Terms and Conditions for Sale of Can-Am                 Exhibit
                                                                  filed herewith

27.1      Financial Data Schedule                                 Exhibit
                                                                  filed herewith

99.1      "Underwriting" section of Registration Statement on     ****
          Form SB-2
----------
* Incorporated by reference to Exhibit 3.1 of Registration Statement on Form SB-2 (file no. 333-29985) declared effective on August 21, 1997.

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

*** Incorporated by reference to Exhibit 4.2 of Registration Statement on Form SB-2 (file no. 333-29985) declared effective on August 21, 1997.

**** Incorporated by reference to pages 56-57 of Registration Statement on Form SB-2 (file no. 333-29985) declared effective on August 21, 1997.

     (b)  Reports on Form 8-K

     Form 8-K filed by the Company on June 17, 1999 disclosing Nasdaq delisting, sale of Can-Am, the appointment of a new CEO and other matters.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PREMIUM CIGARS INTERNATIONAL, LTD.
(Registrant)


/s/ Scott Lambrecht                                        Date: August 16, 1999
-------------------------------------------
Scott Lambrecht
President & Chief Executive Officer



/s/ Stanley R. Hall                                        Date: August 16, 1999
-------------------------------------------
Stanley R. Hall
Controller and Principal Accounting Officer