Form 10QSB
period 1999-09-30
PREMIUM CIGARS INTERNATIONAL LTD
filed 2000-02-18
CIK 1041479

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                   FORM 10-QSB

       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

     For the Quarter Ended                       Commission File Number
     ---------------------                       ----------------------
      September 30, 1999                                0-29414


                       PREMIUM CIGARS INTERNATIONAL, LTD.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


            Arizona                                     86-0846405
-------------------------------          ---------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
 incorporation or organization)

                             15849 North 77th Street
                            Scottsdale, Arizona 85260
                -------------------------------------------------
                (Address of principal office, including Zip code)


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

As of September 30, 1999, there were 3,939,092 shares of Premium Cigars International, Ltd. common stock, no par value outstanding.

                                      INDEX


PART I - FINANCIAL INFORMATION

         Item 1 - Financial Statements......................................   3

         Condensed Consolidated Balance Sheet (Unaudited) as of
         September 30, 1999.................................................   3

         Condensed Consolidated Statement of Operations (Unaudited) for the
         three and nine months ended September 30, 1999 and 1998 ...........   4

         Condensed Consolidated Statement of Cash Flows (Unaudited) for the
         three and nine months ended June 30, 1999 and 1998 ................   5

         Notes to Condensed Consolidated Financial Statements...............   6

         Special Note Regarding Forward-Looking Statements..................   9

         Item 2 - Management's Discussion and Analysis or Plan of
                  Operation.................................................  10

PART II - OTHER INFORMATION

         Item 1 - Legal Proceedings.........................................  13

         Item 2 - Changes in Securities and Use of Proceeds.................  14

         Item 3 - Defaults Upon Senior Securities...........................  14

         Item 4 - Submission of Matters to a Vote of Security Holders.......  14

         Item 5 - Other Information.........................................  14

         Item 6 - Exhibits and Reports on Form 8-K..........................  15

SIGNATURES..................................................................  16

                       PREMIUM CIGARS INTERNATIONAL, LTD.
                             CONDENSED BALANCE SHEET

                                                                   September 30,
                                                                        1999
                                                                    ------------
                                                                     (Unaudited)
                                     ASSETS

Current Assets:
  Cash and cash equivalents                                         $     8,936
  Available for sale securities                                          16,000
  Accounts receivable - trade, net                                       74,160
  Inventory, net                                                         61,075
  Other current assets (Note 4)                                          91,653
                                                                    -----------

       Total Current Assets                                             251,824
                                                                    -----------

Property and Equipment, net                                             407,023
                                                                    -----------
Other Assets:
  Other assets                                                           49,698
                                                                    -----------
                                                                         49,698
                                                                    -----------

                                                                    $   708,545
                                                                    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable and accrued expenses                                 908,706
                                                                    -----------

       Total current liabilities                                        908,706
                                                                    -----------

Commitments and Contingencies (Note 9)                                       --
                                                                    -----------
Stockholders' Equity:
  Common stock - no par value, 10,000,000 shares
    authorized, 3,939,092 shares issued and outstanding               8,992,796
  Unrealized Gain (Loss) on Available for Sale Securities                (9,000)
  Accumulated deficit                                                (9,183,957)
                                                                    -----------

       Total Stockholders' Equity                                      (200,161)
                                                                    -----------

                                                                    $   708,545
                                                                    ===========

                  The accompanying notes are an integral part
                     of the condensed financial statements

                       PREMIUM CIGARS INTERNATIONAL, LTD.
                       CONDENSED STATEMENTS OF OPERATIONS

                                                    Three Months Ended            Nine Months Ended
                                                       September 30,                 September 30,
                                                --------------------------    --------------------------
                                                   1999           1998           1999           1998
                                                -----------    -----------    -----------    -----------
                                                (Unaudited)    (Unaudited)    (Unaudited)    (Unaudited)
Net Sales                                       $ 1,029,571    $ 2,000,622    $ 3,595,857    $ 5,264,226

Cost of Sales                                       691,114      1,452,290      2,584,386      3,997,059
                                                -----------    -----------    -----------    -----------

Gross Profit                                        338,457        548,332      1,011,471      1,267,167

Selling, General and Administrative                 535,621      1,256,315      2,662,524      3,766,479
Loss on sale of subsidiary (Note 7)                                             1,200,638
Writedown of cigar humidor program (Note 8)                                     1,017,524
Severance Packages (Note 3)                                                       395,173
                                                -----------    -----------    -----------    -----------

Loss from Operations                               (197,164)      (707,983)    (3,869,215)    (2,894,485)

Other Income (Expense)                              (14,162)        33,883        (30,841)       128,796
                                                -----------    -----------    -----------    -----------

Net Loss                                        $  (211,326)   $  (674,100)   $(3,900,056)   $(2,765,689)
                                                ===========    ===========    ===========    ===========

Basic Loss per Share                            $     (0.05)   $     (0.19)   $     (1.02)   $     (0.80)
                                                ===========    ===========    ===========    ===========

Weighted Average Number of Shares Outstanding     3,939,092      3,469,092      3,832,279      3,469,092
                                                ===========    ===========    ===========    ===========

                   The accompanying notes are an integral part
                     of the condensed financial statements

                        PREMIUM CIGARS INTERNATIONAL, LTD.
                        CONDENSED STATEMENTS OF CASH FLOWS

                                                          Nine Months Ended
                                                            September 30,
                                                     ---------------------------
                                                         1999          1998
                                                     -----------    -----------
                                                     (Unaudited)    (Unaudited)
Cash flows from operating activities:
  Net loss                                           $(3,900,056)   $(2,765,689)
  Adjustments to reconcile net loss to net cash
    provided by (used for) operating activities:
    Depreciation and amortization                        511,656        548,911
    Loss on sale of subsidiary                         1,200,638             --
    Writedown of cigar humidor program                 1,017,524             --
    Stock issued for services                             18,497             --
    Net change in other assets and liabilities           541,697       (963,292)
                                                     -----------    -----------
        Net cash provided by (used for) operating
          activities                                    (610,044)    (3,180,070)
                                                     -----------    -----------
Cash flows from investing activities:
  Purchase of humidors                                   (64,283)      (718,158)
  Purchase of equipment                                   (7,877)      (486,691)
  Proceeds from sale of subsidiary                       375,000             --
  Proceeds from sale of equipment                         11,924             --
  Proceeds from sale of available for sale
    securities                                                --      3,339,734
                                                     -----------    -----------
        Net cash provided by (used for) investing
          activities                                     314,764      2,134,885
                                                     -----------    -----------
Cash flows from financing activities:
        Net proceeds from issuance of common stock       136,000             --
                                                     -----------    -----------

        Net cash provided by financing activities        136,000             --
                                                     -----------    -----------
Effect of exchange rate changes on cash and
  cash equivalents                                            --        (21,968)
                                                     -----------    -----------

Net increase (decrease) in cash and cash equivalents    (159,280)    (1,067,153)

Cash and cash equivalents, beginning of period           168,216      1,264,365
                                                     -----------    -----------

Cash and cash equivalents, end of period             $     8,936    $   197,212
                                                     ===========    ===========

                   The accompanying notes are an integral part
                     of the condensed financial statements

                       PREMIUM CIGARS INTERNATIONAL, LTD.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS


1. PRESENTATION OF INTERIM INFORMATION

     In the opinion of the management of Premium Cigars International, LTD. (the "Company"), the accompanying condensed financial statements include all normal adjustments considered necessary to present fairly the financial position as of September 30, 1999, and the results of operations for the three months and nine months ended September 30, 1999 and 1998, and cash flows for the nine months ended September 30, 1999 and 1998. Interim results are not necessarily indicative of results for a full year.

     The condensed financial statements and notes are presented as permitted by the instructions to Form 10-QSB, and therefore do not contain certain information included in the Company's audited consolidated financial statements and notes for the year ended December 31, 1998.

2. FINANCIAL STATEMENTS

     The condensed statements of operations and cash flows include the accounts of the Company and its wholly-owned subsidiary through the date of sale of the subsidiary (see Note 7). All significant intercompany accounts and transactions have been eliminated. Subsequent to the date of sale, the condensed financial statements include the accounts of the Company only.

3. SEVERANCE PACKAGES

     There were no severance packages paid to employees or officers of the Company in 1999.

4. RELATED PARTY TRANSACTIONS

     The company has notes receivable from two former directors and shareholders of the Company in the aggregate amount of $86,225. The notes, which bear interest at 6%, were originally due on March 31,1999. The independent members of the Company's board of directors approved an extension for the repayment of these notes to September 30, 1999. As consideration for this extension, the interest rate was increased from 6% to 10% during the extension period. The Company's board of directors granted an additional extension of time to September 30, 2000 in consideration for deferred board fees. Accrued interest as of September 30, 1999 is $19,832. The total of the notes receivable plus accrued interest is included in other current assets in the Company's condensed balance sheet.

5. ISSUANCE OF STOCK

     During the first quarter of 1999, the Company issued 370,000 restricted shares of its common stock for a total of $136,000. As more fully discussed in the notes to the Company's 1998 audited financial statements included in its

1998 Form 10-KSB, the proceeds include the sale of 100,000 shares of stock for an initial price per share of $.01 to its financial public relations provider. The sale was subject to certain performance criteria being met; if the criteria were met the provider had the option to pay between $.99 and $1.49 per share as additional consideration in exchange for the removal of a restrictive legend. If the performance criteria were not met, the Company could elect to repurchase the shares at their original issue price. In September of 1999, the Company agreed to issue the full 100,000 shares of stock to the provider in lieu of payment for services rendered by the provider to the Company.

     The Company issued an additional 100,000 restricted shares in connection with the sale of its wholly-owned subsidiary (see Note 8).

     The Company has issued an additional 660,000 shares of restricted stock for cash since October 1, 1999. In addition, the Company has reached agreements with certain suppliers of goods and services to issue stock in lieu of payment for services rendered or goods delivered.

6. NASDAQ DELISTING

     On May 11, 1999 the Company was notified by the NASDAQ Listing Qualifications Panel that its shares would be delisted as of the close of trading that day. The securities of the Company are now trading on the OTC Bulletin Board.

7. SALE OF CAN-AM

     On or about June 2, 1999, the Company finalized the sale of all of its shares in its wholly owned subsidiary, Can-Am International Investments, Corp. ("Can-Am"), to Ultimate Cigars, Corp. ("ULTC"), a publicly traded company, for $375,000. In connection with the sale of Can-Am, the Company and ULTC exchanged 100,000 shares of each other's common stock. Additionally, the Company has entered into an option agreement with ULTC (the "Option") pursuant to which ULTC has the option to acquire additional shares for a total of up to 50% of the Company's issued and outstanding stock for a payment of $2,500,000 and all outstanding shares of ULTC's common stock not owned by the Company. The Option is subject to the approval of the shareholders for both the Company and ULTC. The option expired on September 24, 1999.

     In connection with the sale, the Company has also been granted a purchase discount of up to $125,000 on a product currently in development by ULTC, which would be sold by the Company.

8. WRITEDOWN OF CIGAR HUMIDOR PROGRAM

     Due to declining demand for its humidified cigar program, the Company has discontinued the program in virtually all of the stores in which it had placed humidors. The cost to write-off the abandoned humidors and discontinued or unsalable product was charged against operations during the three months ended June 30, 1999.

9. CONTINGENCIES

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

     In December of 1999, the issuer of the bond notified the Company that it had paid the bond despite the protests of the Company that the assessment was not valid. On January 11, 2000 the bond issuer made a formal demand to the Company for repayment of the bond in the amount of $40,926. The company does not agree with the assessment and intends to vigorously contest it. No provision for the repayment has been made in the accompanying financial statements.

     In January of 2000, the Company was informed that Can-Am had defaulted on its lease agreement for office and warehouse space in Vancouver, BC and that the landlord was looking to the Company to make good on the lease as the executor of the lease. As part of the contract for the purchase of Can-Am, ULTC assumed all liabilities for the lease. The Company disagrees with the landlord's interpretation and intends to contest it. No provision for possible payments under the lease have been made in the accompanying financial statements.

     In January 2000, the Company was notified that it was in default of its lease obligations for its copiers due to non-payment and the entire balance owing under the lease was due and payable. The Company is withholding payment due to quality issue and service agreements, and it expects to be able to negotiate a satisfactory settlement with the leasing company.

10. SUBSEQUENT EVENT

     In December 1999, the Company was notified that it was being terminated as a supplier of PrimeTime(TM) effective January 1, 2000. In addition, the Company received a request from legal counsel representing the Brown and Williamson Tobacco to cease selling Prime Time cigars under the Prime Time name because they felt that it infringed upon a registered product of theirs called "Prime."

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

     Some of the statements contained in this report discuss future expectations, contain projections of results of operations or financial condition or state other "forward-looking" information. Those statements are subject to known and unknown risks, uncertainties and other factors that could cause the actual results to differ materially from those contemplated by the statements. The forward-looking information is based on various factors and was derived using numerous assumptions. Important factors that may cause actual results to differ from forward-looking statements and projections include, for example:

*    our ability to secure new fulfillment customers;

* our ability to maintain an adequate capital position and a sufficient cash flow as we add new fulfillment customers;

* our ability to obtain funding to enable us to maintain sufficient working capital for operating activities and capital acquisitions;

* the possibility of retroactive assessment of taxes by Canadian authorities based on new methodologies for which we have agreed to indemnify the buyer of our former Canadian subsidiary;

* our ability to negotiate and maintain favorable distribution arrangements with our shippers;

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

     As a direct distributor of cigar products, PCI has built an infrastructure that provides high speed fulfillment of products to retailers and other consumers. The Company has modified it's business plan to include providing fulfillment services to other companies. In particular, it feels that there is a significant opportunity in offering the Company's services to e-commerce based businesses as solutions to their customer and delivery problems. In order to develop this new business activity, the Company has started doing business as "Product Express.com." As a result of recognizing the value of the core competency of fulfillment, the Company has also been developing an additional business opportunity in the creation of a delivery system outside the main facility which is designed to provide retail grocers on National level online order system for pickup or home delivery. It is anticipated that this will be expanded upon in the first quarter of 2000. The Company operates primarily in one business segment and has a December 31 fiscal year.

RESULTS OF OPERATIONS

     COMPARISON OF THE THIRD QUARTER OF 1999 WITH THE THIRD QUARTER OF 1998

     Net sales for the quarter ended September 30, 1999 decreased by $971,000 versus the same period last year, a 49% decrease. Virtually all of the decrease ($988M) is due to the sale of our Canadian subsidiary in June of 1999. Although U.S. sales were flat versus last year, the mix has shifted almost entirely to PrimeTime and away from cigars.

     Gross profit margin was 33% for the quarter ended September 30, 1999 versus 27% for the quarter ended September 30, 1998. The improvement is due to the sale of our Canadian subsidiary, whose margins were historically lower than our U.S. operations. Margins in the United States held steady despite the heavy introductory efforts in launching PrimeTime.

     Selling, general and administrative expenses for the quarter ended September 30, 1999 decreased $721,000 or 57% from the same period one year ago. In addition to the sale of its Canadian subsidiary which accounted for $308M of the decrease, SG&A has declined due to staff cuts that were implemented during the first three quarters of 1999 (in recognition of the declining importance of the Company's in-store humidor program), as well as an overall decrease in infrastructure spending that was ongoing during 1998.

     Other income for the quarter ended September 30, 1999 declined from the previous year because the prior year amount consisted mainly of interest income from short-term investments which were purchased with a portion of the net proceeds from the Company's initial public offering. The current year expense also reflects interest expense from the factoring of the Company's accounts receivable.

 COMPARISON OF THE FIRST NINE MONTHS OF 1999 WITH THE FIRST NINE MONTHS OF 1998

     Net sales for the nine months ended September 30, 1999 decreased by $1,668,000 versus the same period one year ago, a 32% decrease. Most of the decrease is attributable to declining sales at our former Canadian subsidiary which was sold in June 1999; also, year ago results included nine months of Canadian operations versus five months for the current year. Sales in the United States were down 6% versus one year ago; however, revenue has steadily increased during the current year as the company continued rolling out its new flavored cigar PrimeTime. This was offset by a steep decline in sales via the company's now mostly discontinued in-store humidor program.

     Gross profit margin was 28% for the nine months ended September 30, 1999 versus 24% for the nine months ended September 30, 1998. The margin improvement is attributable to a much lower margin in the United States during the first quarter of 1998 due to nonrecurring expenditures for consolidating warehouse space and inspecting inventory for possible damage, as well as the continuing trend towards more efficient warehousing and shipping operations throughout 1998 and into 1999. The sale of our lower-margin Canadian subsidiary also contributed to the margin improvement.

     Selling, general and administrative expenses for the nine months ended September 30, 1999 decreased $1,104,000 or 29% from the same period one year ago. Excluding the cost of the introductory PrimeTime marketing spending that was charged off as account acquisition costs during the second quarter of 1999, SG&A decreased $1,305,000, or 35% from the comparable period one year ago. In addition to the sale of our Canadian subsidiary in June of 1999, SG&A has declined due to staff cuts that were implemented during the first quarter of 1999 (in recognition of the declining importance of the Company's in-store humidor program), as well as an overall decrease in infrastructure spending that was ongoing during 1998.

     As discussed in our previous 10-KSB filings, we took a one-time charge in the first quarter of 1998 to reflect the cost of severance packages for previous management.

     Other income for the nine months ended September 30, 1999 declined from the previous year because the prior year amount consisted mainly of interest income from short-term investments which were purchased with a portion of the net proceeds from the Company's initial public offering. The current year expense also reflects interest expense from the factoring of the Company's accounts receivable.

LIQUIDITY AND CAPITAL RESOURCES

     The Company used $610,000 for operating activities for the first nine months of 1999. The net loss of $3,900,000 was reduced by non-cash expenses for depreciation and amortization of $512,000, $1,200,000 for the loss on the sale of its Canadian subsidiary and $1,000,000 for the write-down of its humidors and cigars.

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

     The downward trend in cigar sales plus a surplus of inventory led Management to conclude that no further investment was justified in the in-store humidor program. Efforts to dispose of our discontinued inventory met with limited success; only through substantial markdowns were we able to move some of this inventory. Although most of the stores have now dropped the in-store humidor program, we were able to place PrimeTime in the majority of these stores. The cost to write off the investment in the humidors and write-down the discontinued cigar inventory and packaging materials was shown as a charge against current operations for the three months ended June 30, 1999.

     Management has determined that there is a tremendous opportunity and value in our core competencies as a high-speed order and fulfillment center. Our unique distribution system that we have developed for the convenience store industry is very efficient and valuable. Therefore, we hired an individual with a expertise in logistics to develop a full set of fulfillment services. In addition, we entered into a number of strategic alliances with people and companies involved in e-commerce for the purpose of becoming authorized agents. These agents direct clients to the Company who are in need of fulfillment solutions. As we begin to provide product fulfillment for others, we do not anticipate any significant capital expenditures beyond a modest investment to enhance our existing systems. Should the volume of business exceed our current capacity, we will need to lease additional warehouse space and invest in additional equipment such as forklifts and racking.

     In December of 1999, the Company was notified that it was being terminated as a supplier of Prime Time effective January 1, 2000. Prime Time has been the Company's dominant source of revenue for the past year. The Company has been working for several months developing new revenue sources through fulfillment services; however, to date the amount of revenue derived from fulfillment services has been minimal. Management believes it is close to completing fulfillment contracts that will replace the revenue from Prime Time. However, we cannot assure you that we will be able to replace the revenue in time to allow us to continue to operate without raising additional capital to fund current operations.

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

     Due to the loss of our primary revenue source from the sale of Prime Time and the time it takes to replace the revenue stream, we cannot assure you that that we can generate sufficient revenues to provide the cash flow necessary to meet our ongoing working capital needs or to repay prior existing trade indebtedness. We raised $136,000 during the first quarter of 1999 through the issuance of additional shares of the Company's shares. The Board of Directors has authorized the issuance of additional shares and warrants for up to an additional $925,000 at a price of $0.25 per share. During the fourth quarter of 1999 and January 2000, we have raised an additional $165,000 through sale of the Company's stock. We raised an additional $375,000 from the sale of our Canadian subsidiary. It is anticipated that there will be a need to raise additional capital in the first quarter of 2000. The Company has received a number of indications of interest from accredited individuals.

YEAR 2000 READINESS

     The Company has not experienced any significant problems during January 2000 due to Y2K issues. It was determined in early January that our voice mail system was not Y2K compliant and the system is currently being upgraded. We do not believe there has been a significant impact to our business stemming from the problems with our voice mail.

     At this time we do not anticipate any further significant issues relating to Y2K, although there can be no assurances that this will be the case.

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

     OTHER. PCI has received service of two lawsuits filed against it by creditors of the Company in the aggregate amount of approximately $15,000. PCI has filed responses disputing the amounts of these claims.

ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS

     (a) None.

     (b) None.

     (c) Sale of Unregistered Securities.

          The Company sold a total of 100,000 shares of unregistered common stock during the first quarter of 1999 to Ultimate Cigar Corp. as more fully described in Item 5 of our June 30, 1999 Form 10-QSB filing.

     (d) Use of Proceeds.

          All proceeds from the Company's initial public offering have been expended as set forth in the Company's Form 10-KSB for the year ended December 31, 1998.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

     None

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5 - OTHER INFORMATION

     CHANGES IN OFFICERS AND DIRECTORS. As previously disclosed in the Company's Form 8-K dated September 27, 1999, Colin Jones resigned as Director and Gary J. Sherman was appointed as Chairman of the Company's Board of Directors. As previously disclosed in the Company's Form 8-K filing dated November 9, 1999, Scott I. Lambrecht resigned as President and CEO. On November 9, 1999, Greg P. Lambrecht resigned as a Director of the Company. On December 3, 1999, Brendan McGuinness resigned as Vice President of Sales and Chief Operating Officer. On January 24, 2000, Steven A. Lambrecht was appointed as interim Chief Financial Officer.and Gary J. Sherman as interim Chief Executive Officer.

     TERMINATION OF SUPPLIER AGREEMENT. As previously disclosed in the Company's Form 8-K dated September 27, 1999, the Company entered into a new agreement for the sale and distribution of Prime Time. In December of 1999, the Company was notified that the agreement was being terminated as of January 1, 2000 and the Company would no longer be a distributor of Prime Time.

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
          3.1         Articles of Incorporation                   *

          3.2         Amended and Restated Bylaws, Adopted
                      May 8, 1998                                 **

          4.1         Specimen Common Stock Certificate           ***

          4.2         Description of Rights of Security Holders   ****

          27.1        Financial Data Schedule                     Exhibit filed
                                                                  herewith
          99.1        "Underwriting" section of Registration
                      Statement on Form SB-2                      ****

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

        ***  Incorporated   by  reference  to  Exhibit  4.2  of  Registration
             Statement on Form SB-2 (file no. 333-29985) declared effective on August 21, 1997.

        **** Incorporated   by  reference  to  pages  56-57  of  Registration
             Statement on Form SB-2 (file no. 333-29985) declared effective on August 21, 1997.

     (b) Reports on Form 8-K

          Form 8-K filed by the Company on September 27, 1999 disclosing Boston Stock Exchange delisting, Board of Director appointments and resignations and new distributor agreement for Prime Time.

          Form 8-K filed by the Company on November 9, 1999 disclosing the resignation of the President and CEO.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PREMIUM CIGARS INTERNATIONAL, LTD.
(Registrant)


/s/ Gary Sherman                                     Date: February 18, 2000
--------------------------------------
Gary Sherman
Chairman and President



/s/ Steven A. Lambrecht                              Date: February 18, 2000
--------------------------------------
Steven A. Lambrecht
Chief Executive Officer and Secretary
Member of Board