Form 10KSB
period 1999-12-31
PRODUCT EXPRESS COM EBUSINESS SERVICES INC
filed 2000-05-08
CIK 1041479

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C., 20549

                                   FORM 10-KSB

           ANNUAL REPORT FILED PURSUANT TO SECTION 13 OR 15(d) OF THE
                             SECURITIES ACT OF 1934

                   For the fiscal year ended December 31, 1999
                           Commission file No. 0-29414

                   PRODUCTEXPRESS.COM EBUSINESS SERVICES, INC
                  Formerly: PREMIUM CIGARS INTERNATIONAL, LTD.
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

Securities registered pursuant to Section 12(b) of the Act:
    Title of each class:             Name of each exchange on which registered:
No par value Common Stock           OTC BB

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

                                    Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Issuer's revenues for its most recent fiscal year were $4,021,859, from both continuing and discontinued operations.

The aggregate market value of voting stock held by non-affiliates of the Company was approximately $2,338,916 as of March 31, 2000.

The number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date of March 31, 2000 was 5,554,290.

                       PREMIUM CIGARS INTERNATIONAL, LTD.

                                   FORM 10-KSB

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

TABLE OF CONTENTS

                                                                                           PAGE

PART I.......................................................................................4
         Item 1 - Description of Business....................................................5
         Item 2 - Description of Property...................................................22
         Item 3 - Legal Proceedings.........................................................22
         Item 4 - Submission of Matters to a Vote of Security Holders.......................23

PART II.....................................................................................24
         Item 5 - Market for Common Equity and Related Stockholder Matters..................24
         Item 6 - Management's Discussion and Analysis or Plan of Operation.................27
         Item 7 - Financial Statements and Supplementary Data...............................27
         Item 8 - Changes in and Disagreements with Accountants on Accounting
                           Financial Disclosure.............................................32

PART III....................................................................................33
         Item 9 - Directors and Executive Officers, Promoters and
                           Control Persons; Compliance with Section 16(a)
                           of the Exchange Act..............................................33
         Item 10 - Executive Compensation...................................................36
         Item 11 - Security Ownership of Certain Beneficial Owners and Management...........42
         Item 12 - Certain Relationships and Related Transactions...........................43
         Item 13 - Exhibits and Reports on Form 8-K.........................................45

SIGNATURES..................................................................................46

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS..................................................47

                Special Note Regarding Forward-looking Statements

         Some of the statements contained in this report discuss future expectations, contain projections of results of operations or financial condition or state other "forward-looking" information. Those statements are subject to known and unknown risks, uncertainties and other factors that could cause the actual results to differ materially from those contemplated by the statements. The forward-looking information is based on various factors and was derived using numerous assumptions. Important factors that may cause actual results to differ from forward-looking statements and projections include, for example:

         - failure of ProductExpress.com to obtain and maintain ongoing fulfillment contracts sufficient enough to keep the operations ongoing;
         - failure of ProductExpress.com's independent authorized representatives(20+) to sell website design, orders online processing, web site hosting, and online/offline generated fulfillment services sufficient to keep the operations ongoing;
         - any decision by major fulfillment service accounts to discontinue our fulfillment services for them and/or their manufacturers;
         - failure of others products that we intend to sell in our distribution channels, particularly new products such as Renditions(TM) Fragrances, Americas Acid Free Coffee, and ATM Scrip machines, and the PAID CARD debit card to be accepted and have a lasting presence in the marketplace;
         - our ability to maintain an adequate capital position and a sufficient cash flow as we replace old products and add retail stores and new products;
         - our ability to raise additional capital to enable us to maintain sufficient working capital for operating activities;
         - our ability to obtain funding to enable us to payoff prior debts;
         - any decision by major retail chains to not sell our future products or to place our future products or countertop units in a disadvantageous location within their stores;
         - a decline in the popularity of the Products we intend to sell in the future and/or possible adverse public opinion against the future products;
         - interruptions in the availability of our Products that we place into our distribution channels;
         - changes in government regulations, tax rates, the manner of tax calculation and collection, including any recalculation of taxes due from prior operations that are currently under dispute in the Provinces of Canada, and similar matters relating to our products, including any trademark infringement issues from prior operations, in particular the PrimeTime trademark that was applied for and later assigned to the manufacturer, as it relates to a cease and desist letter from Brown & Williamson's Prime(TM) cigarettes trademark, and including any restriction on the self-service nature of merchandising displays and marketing promotions particularly any retroactive application of such changes;
         - our ability to negotiate and maintain favorable distribution arrangements with our customers;
         -        the effect of changing economic conditions;
         - the risk of any significant uninsured loss from settlement dealing with Proposition 65;
         - our ability to get consignment of quality Products at favorable prices and the effect on Product prices and availability, of weather and other conditions in the countries that import Products to the U.S.; and

         - other risks which may be described in our future filings with the SEC. We do not promise to update forward-looking information to reflect actual results or changes in assumptions or other factors that could affect those statements.

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

NAME CHANGE, PCI began doing business as ProductExpress.com eBusiness Services in June 1999, and received a majority stockholder approval to officially change its name from Premium Cigars International, Ltd. to ProductExpress.com eBusiness Services, Inc., and to change its symbol on the NASDAQ OTCBB from PCIG to PREX or some other available symbol, on April 10, 2000 via proxy vote of the shareholders. PREX was not available, so the new symbol is PXPS, and the change takes place on April 24, 2000.

OPERATIONS.

WHAT WE WERE TO ACCOMPLISH DURING 1999. In our 1998 Annual Report on Form 10-KSB we outlined what changes we believed would occur during 1999 and the rationale for the changes. The following summarizes those key changes we anticipated:

         -        To be a marketer of brand name premium cigars was not enough.
                  PCI must vary the products it distributes to its convenience, gas and high volume retail outlets, so that the Company was not reliant on any one product or product line to fulfill the needs of the consumer and the unique needs of each distribution channel. Expanding our operations to provide online sales from our ProductExpress.com website would allow for a variety of products to be marketed to our distribution channels and consumers as well.
         - Managing PCI's existing and future operations required different management skills and experience. The Company needed to drastically reduce its overhead and staff. The unprofitable Canadian operations needed to be sold. PCI needed to assemble a new management team, particularly in executive management.
         - PCI must never again allow itself to become overburden with inventory through exclusive purchase order agreements that could leave the Company with non-saleable inventory.
         -        Computer systems for order processing was the core competency that could be utilized to restructure the way PCI does
                  business and allow the rapid expansion of new impulse products such as Prime Time cigarillos to enter our distribution channels quickly and efficiently.
         - Utilizing our customer service competencies allowed ProductExpress.com to offer many other unique services as an outsource to other customers as an ebusiness fulfillment service.

WHAT WE ACCOMPLISHED DURING 1999. PCI implemented most of the changes outlined in our 1998 10-KSB. Specifically:

   - During the first half of 1999, we continued to pursue the premises on which PCI was founded, with increased focus on the needs of the consumer and the unique needs of each distribution channel.
         - We implemented the roll out of the Prime Time product to our distribution channels faster than any other product we had ever launched. In one six week period we opened 9,000 stores with Prime Time.
         - We improved our understanding of the consumer purchases of impulse items in our customers' retail outlets, and offered a variety of products that might fit the consumer.
         - We renegotiated our Supplier Agreement that had been negotiated and agreed to by prior PCI management with Single Cigar, Inc. In order to eliminate the burden of monthly purchase quotas of Prime Time cigarillos, which totaled in excess of 74 million dollars over a five year period. In doing so we relinquished our exclusivity to the distribution of the product and gave back the rights to the trademark application for Prime Time. The manufacturer of Prime Time subsequently gave our wholesale distributor accounts to another entity, and then took the distribution rights in house. In December 1999, ProductExpress.com received notice from Brown & Williamson Tobacco Company demanding that PCI cease using the PrimeTime trademark on the PrimeTime Cigarillo. Brown & Williamson alleged that PCI's use of its PrimeTime mark for cigarillo's infringed on Brown & Williamson's Prime(TM) mark for cigarettes. Management, although not conceding to this claim responded to the notice with documentation that PCI no longer had an interest in the trademark application PrimeTime. Prior to this PCI had received notice from the manufacturer, Single Cigar, Inc., that they would not allow PCI to purchase for distribution, Prime Time, after December 31, 1999. Due to declining same store sales, price increases from the manufacturer that eroded margins, the manufacturers minimum purchase demands, notice from the manufacturer that they would no longer supply PCI with Prime Time at years end, and finally trademark issues, the Company ceased selling the product on December 31, 1999.
         - The placement of products on our Internet Web Site ProductExpress.com was accomplished, but the sales failed to materialize.
         - By June 1999, it was the opinion of the new management team that the Company's core competency was in high speed fulfillment. Therefore, it was decided that the Company's new business focus should include Fulfillment, High Speed Internet Order Processing, and eBusiness Services for other businesses. As a result, it also affords the Company the opportunity to become exposed to Products that might successfully fit in the Convenience Store Channels without having to bear the financial risk of Purchasing the Inventory. This has become the Company's core business model as it moves into the future. This allows ProductExpress.com to store products for a fee, and purchase them for distribution into our channels only at the time of an order, thus eliminating the burden of owning inventory that might not sell.
         - During 1999, PCI assembled a new management team, particularly in Executive Management, and in the process, drastically reduced its overhead.
         - John Greenwell resigned as CEO in May 1999. He was replaced by Scott Lambrecht who resigned to pursue another venture on November 10, 1999. In December Steven A.

                  Lambrecht resumed the CEO position he had at the time the Company was taken public, in addition to his positions of Director of Corporate Development and a Member of the Board since the Company's inception. The changes section in the 3rd Qtr. 10QSB misstated that Steven Lambrecht was the Interim CFO which differed from the Signature page which stated the CEO and Corp. Secretary titles correctly.

         - Brendan McGuinness resigned as Vice President of Sales and COO in December 1999. He was replaced by Corey Lambrecht who has been with the company since its inception. He has been promoted from National Sales Director to Vice President of Sales and Marketing.

         - Stan Hall resigned as the Controller on January 30, 2000. He has been replaced by Karl Zeidler, who has been an assistant Controller since April 1998. Karl brings strong controller skills and the experience necessary to get the Company through the transition to a Fulfillment Services company and beyond. Gary Sherman became Chairman of the Board in September 1999 and President in November, 1999. The changes section in the 3rd Qtr. 10QSB misstated that Gary Sherman was the Interim CEO which differed from the Signature page which stated the Chairman and President titles correctly.

-        We utilized the integrated computer systems.
         - PCI invested time and money in refining our systems that deal with order solicitation, processing and shipping small packages to thousands of locations.
         - We substantially reduced our fulfillment time, shipping time, lowered labor costs per shipment, improved our ability to track shipments, reduced our shipping costs, and improved our ability to prove store receipt of the shipment.
         - The result was that we used these systems to quickly launch new products such as Prime Time and convert our existing business to High Speed Fulfillment and eBusiness Services.
         - Utilization of these systems improved our ability to manage inventory associated with merchandise that turns at retail for our fulfillment service customers.
-        We expanded customer service.
         - We expanded and further developed our in-house Customer Service Department, that regularly called every store location to solicit orders, by adding a (1-800 Customer) Service and Order Taking Service, and an in house Telemarketing Service to aid our Customers in procuring orders for their Consumers. In addition, we added a Data Processing Division, to aid our Customers in Processing initial application forms, processing Credit Card Transactions, and producing introductory collateral information that we pick, pack, and ship to the initial application Clients in addition to the products.

         - The Customer Service Department has been expanded from the original Convenience store solicitation of orders to include a number of new revenue producing sources. These include in-bound and out-bound toll free Customer Service Calls, Order Taking, and other TeleMarketing Services. In addition, the Company has added a Data Processing Division which can accommodate the Processing of Applications, Membership Forms, Databases and Credit Cards. A final new revenue source is the Assembly and Packing of Products for Clients in anticipation of shipping or Presentation.

- We eliminated the risk associated with relying on one product, and owning our own products.

         - During 1999, PCI liquidated the premium name brand cigars that were not selling. In addition we traded out the cigar program for the Prime Time (cigarillo) program. This proved to be a very costly proposition, with the net effect that we discontinued selling Prime Time at the end of 1999, due to declining sales, mounting obligations to purchase more Prime Time product on an escalating monthly basis as per a supplier agreement negotiated and signed by former executive management, and the notification by Brown and Williamson that they were disputing the trademark for PrimeTime, as it relates to their cigarette called Prime(TM).

         - Current Executive Management set a policy that the Company would only sell inventory that had been placed in our facility on consignment to our distribution channels. The Company eliminated the risk of inventory ownership. By taking the liability for ownership of products sold into our chains of distribution only at the time the product is shipped, we have eliminated the overstock of inventory liability and marketing and sales projections that plagued prior executive management. Customers products that are brought in on consignment are charged monthly pallet storage with our standard margins after 30 days. We are no longer confined to one or two products for distribution as there is no risk of failed marketing and sales projections.

WHAT WE LEARNED DURING 1999. Our U.S. store count expanded dramatically in 1999, but the results of operations were disappointing in several aspects. See Item 6
- "Management's Discussion and Analysis of Financial Condition" later in this report. The insights that were gained in 1998 failed to achieve results in 1999. The following summarizes that activity:

         -        The New Pime Time business alone would not support PCI;
                  distributing/marketing premium cigars in humidors and Prime Time was limiting in terms of revenue generation and expensive to implement. - During 1999, we continued to aggressively pursue the premise on which PCI was founded, with an increased focus in finding the right product for the consumer and servicing the unique needs of each distribution channel. However, revenues generated were disappointing, even with the new product Prime Time. At the same time, our efforts to convert the programs with a partial load of free product on the initial units of Prime Time increased our overhead marketing burden, and negatively impacted profitability.
         - In general, even cigars with well-known brand names proved to be difficult to sell, creating an inventory problem. - PCI started 1999 with a heavy inventory of premium well known brand named cigars that were purchased in anticipation of a trade out program for existing and anticipated new humidor placements. We initiated a cigar trade-out program beginning in the Second Quarter of 1998, replacing the lesser known cigars with more established brands in order to improve retail inventory movement. While this strategy worked in certain locations, it was not universally successfully. The return of these cigars added to our already heavy inventory. Efforts to sell this inventory was met with difficulty as the entire cigar industry was suffering from oversupply. The remaining cigars were liquidated in the first and second quarter of 1999 as the Company shifted it focus to the Prime Time flavored cigarillo.


         - Fully integrated systems proved to be a valuable investment. - The development and implementation of an integrated order solicitation, order processing, inventory management, and shipping system continued to be instrumental in improving our gross margins and provided the basis for the Company's transition to Fulfillment Services.
         - Account relationships continue to be strong. - Our strong customer relations continued with the trade out of the cigar program with the Prime Time flavored cigarillo program. Our customers have expressed appreciation for our efforts, our increasing knowledge of the convenience store retail channel and consumer package goods marketing. As a result, our customers continued to view PCI favorably. We have favorable relationships to present new products through our distribution channel in the future.
         - Canada continued to be a difficult operating environment. - Can-Am revenues increased during 1998 as we added new accounts. Adjustment in products, along with the installation of an integrated accounting platform, resulted in improved gross margins. However, increasingly aggressive tobacco taxes in Canada continued to restrict our margin improvement. It was decided that since the Prime Time product could not be sold in Canada in its US configuration, and that this was clearly the direction and focus of the Company in beginning of 1999, that Can-Am should be sold. After long protracted negotiations, Can-Am was sold in June, 1999 for cash and a stock swap of 100,000 common shares (restricted for one year) of the Ultimate Cigar Company for 100,000 common shares (restricted for one year) of PCI stock, and a discount of the Web Access card developed by Ultimate subject to its viability, which based on beta tests conducted by the Company, later proved to be not viable.
         - Our performance made traditional financing difficult to obtain. - Our difficulties in generating increased revenues via our in-store humidor program, combined with our significant investment in systems and continuing administrative and sales overhead, resulted in continuing operating losses throughout 1999. To maintain adequate available funds for operations, we attempted to obtain a revolving credit line that would be secured by our accounts receivable and inventories. In March 1999, we obtained a $1,000,000 Accounts Receivable Financing package through Alliance Financial Capital. We utilized the Accounts Receivable Financing extensively in 1999 for accounts receivable relating to Prime Time. At the end of 1999, we reduced the amount to $500,000 to lower the monthly cost to have this financing option available to the Company for future use.

WHAT WE CHANGED DURING 1999. We recognized the need to expand beyond the limitations of the Prime Time cigarillo, and began to pursue fulfillment and ebusiness services and new products to distribute utilizing our core competency of high speed fulfillment and distribution.

         - PCI began the roll out of the Prime Time cigarillo program as an exchange program for the cigar humidor program. Through the end of March, 1999, PCI shipped approximately 4,000 countertop PrimeTime displays. Based on interest expressed from new and existing accounts, we believed that this new product would provide significant revenue to PCI while we re-engineered for fulfillment and ebusiness contracts.
         - The Humidibox program failed to generate enough interest to continue the marketing effort.
         - PrimeTime was a major part of the re-engineering efforts to replace our in-store humidor program while leveraging PCI's knowledge and experience in fulfillment and ebusiness services.

- During the Second Quarter, we began work on developing fulfillment services and e-commerce solutions that leverages PCI's core competencies - integrated systems and convenience store experience . The site - ProductExpress.com - was activated in late March, 1999.
         - We leveraged our integrated order solicitation, order processing, inventory management, and shipping system via a March, 1999 launch of ProductExpress.com - a unique internet site that offered retail consumers a variety of cigar gift packs and multi-brand humidor assortments. We added other products to the site. ProductExpress.com also has a wholesale side that offered store managers PCI's traditional products along with other products designed and packaged for the needs of convenience stores. The site featured online wholesale purchases and 72-hour direct store delivery. PCI intended to expand the site to inform retailers about sales order history, selling techniques, merchandising suggestions, consumer demographics, price point comparisons and provide them with the ability to share their experiences with other retailers. The online retail and wholesale interest did not generate enough sales to warrant further expansion of our products for either retail or wholesale.
         - By the Third Quarter ProductExpress.com was expanded to include Fulfillment and eBusiness Services that would allow the Company to act as a fulfillment center for other company's products and provide ebusiness solutions for companies who wanted to sell their products on the internet, with ProductExpress.com processing the orders through their strategic alliance partners. ProductExpress.com provides all facilities reasonably necessary to effectively place inventory orders, accept, receive, UPC label (if required), real time inventory, warehouse, solicit and accept sales orders via telephone and internet, place orders, custom pick (if required), shrink wrap (if required), custom pack, shipping rate, ship label, create packing slip and invoice, remove from real time inventory, bill, track in real time, collect (EDI), and provide customer service along with telemerchandising for orders and meaningful data for the Customers Products.
         - By the Fourth Quarter ProductExpress.com added data entry and payment processing for initial membership orders for Network Marketing and Multi Level Marketing Company's initial memberships and product

- During the Second Quarter of 1999, PCI liquidated its remaining cigar inventory.
         - Despite PCI's efforts through the first half of 1999 to sell our lesser-known and name brand cigar inventory purchased in late 1998, including the inventory that was returned during the 1998 cigar trade-out program, we were unsuccessful in our efforts to sell this product at prices at or above our cost basis. Compounding our problems were heavy retail inventories in the industry generally and a decline in imports of premium cigars, suggesting a market slowdown.
         - We were able to sell some of this inventory during the First Quarter, 1999 at lower prices.
         -        PCI liquidated the remaining inventory during the Second
                  Quarter, 1999.

- PCI reduced staff during the First Quarter, and throughout 1999. - Our new products, integrated systems, and declining importance of our in-store humidor program lead us to reassess our staffing needs. We reduced staff in the U.S. by 50% in the First Quarter, 1999 and continued to reduce staff throughout the year as we replaced our salaried sales and marketing staff with outsource and commissioned independent contractors to sell fulfillment services. PCI benefited from reduced operating costs during 1999 and will continue to do so in 2000 as more independent authorized sales representatives are added to the 20+ existing commissioned sales representatives..

OUR CUSTOMERS.

PrimeTime, our new product introduced late in 1998, enabled us to increase our potential customer base beyond just the large convenience stores.

OUR LARGEST CUSTOMER. Corporate and franchise stores affiliated with Southland USA and Southland Canada (7-Eleven) accounted for approximately 34% of our U.S. sales and 44% of our Canadian sales during 1999. We dramatically expanded our customer base throughout 1999 and these percentages steadily declined throughout the year. However, the reduction and final elimination of our Prime Time business resulted in diminished revenues for the third and fourth quarters of 1999 and the first and second quarters of 2000 or more as we replace that business with fulfillment contracts, ebusiness services, and new products into our distribution channels.

CANADIAN SALES. CAN-AM net sales for the period ending with the sale date of CAN-AM were approximately US$805,100.

U.S. SALES. As of December 31, 1999 our United States operations distributed to stores throughout the United States. PCI U.S. net sales for the twelve-month period ended December 31, 1998 were approximately $3,216,700 million. Our U.S. accounts included nationally-recognized accounts such as 7-Eleven(TM); Circle K(TM); Mobil(TM); AM/PM(TM) and stores supplied by the McLane Company. Other than 7-Eleven, which represents approximately 33% of our total U.S. sales, no other individual customer represents more than 10% of our U.S. sales.

DIRECT AND THIRD-PARTY DISTRIBUTION. To effectively market and distribute Prime Time, we primarily distributed directly to national convenience store chains, and to a smaller degree through independent national, regional and local distributors. Direct sales accounted for approximately 90% of our total sales and third-party distribution accounted for 10% of our total sales for the twelve-month period ended December 31, 1999.

CUSTOMER SERVICE. The ongoing success of our "full-service" Fulfillment Services depends, in part, upon a strong customer service department. Our goal is to be a working partner with each of our customers.

WHERE WE ARE GOING IN THE NEW MILLENNIUM.

THE FUTURE OF PRODUCTEXPRESS.COM

FULFILLMENT FOCUS

It has become clear that the new focus of becoming a high speed Internet Fulfillment company is very attainable in a short period or time, due to the systems and facilities that have been operational for three years. This has given the new Management team of Gary Sherman and Steve Lambrecht, along with the Director of Fulfillment, Pam Johnson, who has over 20 years of fulfillment experience (14 with Revlon), and V.P. of Sales, Corey Lambrecht (with the company since it's inception), in addition to the Strategic Alliance Partnership with Meridian One Technologies' orders-online to provide Web Site Design, Hosting, and Internet Order Processing, for our Customers, the ability to enter the new millennium with a sophisticated high speed fulfillment center that services all of our Customers needs. Management intends to build on the core fulfillment contracts and expand with profits from the contracts and commitments that have been received and are in the process of implementation. The Management team's primary, number one goal, is to quickly become profitable through fulfillment contracts that have been signed and are in the process of implementation and contracts that the Company is in the process of bidding.

INTERNET FULFILLMENT CONTRACTS

Product Express.com e-business services has developed one of the most powerful high speed Internet fulfillment facilities available anywhere. Once a Manufacturer/Distributor is properly setup in the system, Product Express.com can process an Internet Fulfillment Order in as little as 20 minutes from the time it is received.

The system is based on an SBT Platform Accounting System that required a link with a software program developed in conjunction with Meridian One Technologies "Orders-online" system. This allows the initial Internet order to download the correct information into SBT to create an invoice for products to be shipped. The products can then be picked from individually controlled inventories, bar coded, custom assembled, and packed in appropriate shipping boxes supplied by the shippers. Each shipment is priced by computer software for the best rates by weight, size, destination, and timing of delivery. Product Express has account relationships with most of the major shippers. As a customer's products are removed from inventory, they are also billed electronically, accounted for electronically, and funds all collected electronically when possible. Only one paper invoice is created in-house, and it contains all information, including that of shipment tracking. This system has been acknowledged buy a major shipper as one of the most efficient in the country. Finally, a customer service department is available to deal one on one with any problems relating to the delivery or warranty of the customer's products, on a fee basis.

The current accounting software and hardware can handle hundreds of millions of dollars of online/offline order processing and shipping per year. There are some minor software links that are being implemented to make a seamless transition of data processing from multiple customer web sites directly into Product Express.com's system. The warehouse has been reconfigured to one that accommodates a fulfillment center. In addition, alternate storage sites have been identified for the storage of customer products that would be in excess of those required for immediate fulfillment. Therefore, as the company grows it should have the capacity to accommodate both new and existing Customers needs for storage.

It should be noted, that every area of service described adds another source of revenue for the Company with profit margins added to the Company's cost of each service.

Product Express.com has formed a Strategic Alliance Partnership with Meridian One Technologies, an automated Web Site and business to business/consumer e-commerce builder whereby web sites can be constructed for Product Express clients. These sites will interface with the Product Express systems.

The Company is also working with a public relations firm to launch a campaign geared to highlight all of the services available. It is believed that a small advertising program combined with a solid public relations campaign should direct strong attention.

In an effort to control costs, there has been an implementation of an authorized agent program in which individuals from other businesses that have clients with fulfillment needs can direct them to Product Express when appropriate and be compensated.

To date, Product Express. Com has entered into contracts with a number of companies requiring fulfillment. These contracts have resulted in a variety of service requirements. The Company is pleased with it's early results, and believes that the decision to move into fulfillment as a method of providing eBusiness solutions to other businesses is one that is sound. It also believes that fulfillment will provide the foundation for the Company as it moves into the future. Historically, the growth and needs of the internet have been underestimated. The indications for the future appear to be even more optimistic. It is the Company's belief that the future requirements for fulfillment services will grow at this same rapid pace.


SUPPORT OF NEW PRODUCTS ROLL OUT TO OUR 15,000+ STORES

 Product Express maintains an active database of more than fifteen thousand convenience stores that it has serviced since inception. It is the Company's belief that this information can be a valuable asset in the future. It is believed that as a customer engages Product Express for fulfillment services, there will be some whose products will be suitable for sale in convenience stores as impulse or novelty items. The contacts that were established by Premium Cigars International are maintained in the database. Consequently, it is an easier process for the Company to develop test programs for these products than it would be for a purveyor who has never had a product line in that market. If the test marketing were to be successful on a specific product test, it is believed that existing database would provide a known distribution channel. At the same, the Company's financial risk would be a significantly reduced by avoiding the initial inventory risk.


DEVELOPMENT OF WEB SITES FOR ORDER PROCESSING ONLINE SALES

GROCERY ASSOCIATION/PRODUCTEXPRESS/ORDERGROCERIESONLINE WWW.GROCERSONWEB.COM, OR WWW.GROCERSEXPRESS.COM, OR WWW.EXPRESSGROCERS.COM WWW.ORDERGROCERIESONLINE.NET OR WWW.ORDERGROCERIESONLINE.ORG

         In the immediate post WWII era it was common to have delivery of dairy products, meats, and some grocery items for the families that were mostly limited to one car. Shopping for groceries, other than at the store, has in the past been generated with a telephone call and more recently with fax, from the home or office for a home delivery or pickup at the store.

As the Internet Age and the new millennium have come to bear it is increasingly apparent that due to time constraints, more and more people are turning to the web to order products, in this case groceries, to save precious time and the mundane task of driving to crowded understaffed grocery stores, malls and other stores to buy the necessities of life.

ProductExpress.com believes that there are strong forces within the grocery market place, that have raised billions of dollars, to become the future grocery stores on the web. Obviously this would be at the demise of the existing neighborhood grocery stores whether they be a national/regional chain or an independent grocery store. As other Internet related online grocery stores, increase their branding through national TV and print media, it will become increasingly difficult to bring these customers back to the idea of ordering groceries online from the stores they were familiar with in their neighborhoods, let alone shopping for groceries at the store itself. Perhaps the major chains could continue to merge with the online grocers, but not without dilution to chain's shareholders. These combined powerful entities could be even more devastating to the other chains and especially the independent grocery stores.

ProductExpress.com believes that to insure the future growth of all the grocery stores, an all encompassing web site for ordering groceries online should be built, under the umbrella of an association or buying group. ProductExpress.com and its Strategic Partners have the ability to build and administer this web site and process the orders and transactions. This would allow all the chains and stores that belong to the buying group to have their icon or trademark that bests identifies their store(s) on the web site to allow the millions of dollars of branding that has been spent over the years to identify the various stores to be recognized easily by the consumer.

The online shopping experience would be developed as follows:

1. A National TV, Radio, and Print Media Blitz to let the consumer know that they can now shop at home, office, or from a laptop anywhere online at their favorite neighborhood grocery stores for every item each store has, with the knowledge that they are supporting their local store, of which they know and trust, and can easily get to if there is a delivery or product problem. There is also the convenience factor for some who need to pick the groceries up due to a schedule change, or because its easier to stop by on the way home from work, rather than waiting at home for delivery. It should also be noted that deliveries can be made more often, quicker, fresher, and cheaper than deliveries from online warehouse stores that have to come all the way from a central warehouse, and in many cases, not even the same day the order was placed, and with no possibility of a second delivery that day for missed items or corrections.
2. The consumer, with national, regional, and local branding, will quickly become aware, that by going to grocersexpress.com that they will be able to shop all their favorite local stores from one web site. This will allow the consumer to compare the weekly specials and ads that would also appear in the regional/local newspapers. Coupons could be printed directly from that store's web site.
3. When the customer goes to the grocersexpress.com web site it will ask for the zip code the customer wishes to shop within. The stores that participate in the Grocery Association's Web Site Program will have their brand recognizable icons/logos and name appear on the front page relating to that zip code.
4. The customer clicks on the store icon they choose and begins shopping at the store(s) they are familiar with, knowing that through power searches, category searches, and specific brand searches they can find the products they want faster than if they walked through the store. Most customers tend to buy the same products and brands time and again, so as each shopping order is saved, the process just gets faster.
5. It is suggested the on sale items and coupons items be listed as a separate category in addition to their normal category listing to allow customers who compare the ads, the ability to do so.

6. All items are paid in advance by debit card, credit card, PAIDCARD, or online check. This allows businesses to shop for office holiday and birthday parties, and other functions without leaving the office and the ability to pay with online checks. It would also allow siblings, children, and caretakers of homebound elderly and the disabled to shop for their loved ones from another state. And for parents of college bound and other young adults to shop for appropriate healthy items for them from afar. All this can be done from the comfort of the home, office, or in route to your favorite vacation cabin, condo, or second home, with groceries delivered or picked up at your local store nearest to your destination.
7. A fixed, standard, uniform, processing and delivery charge can be charged for orders under a uniformly fixed amount. Undeliverable products are brought back to the store for pickup, and if no pickup is made, a uniform restock charge is deducted prior to a credit issuance.
8. ProductExpress.com and the grocery association would be paid a portion of the processing charge from the customer if the order was less than the fixed amount, and from the stores if the order was over a fixed amount, from the stores margin on the larger amount of goods sold.
9. Many of stores already have delivery programs for the elderly and the handicapped. Usually a box boy can be pulled off the line during slow hours to make the deliveries in a leased small van with the stores logos and the web site advertising for home deliveries displayed all over the van. Thus furthering the branding for the stores/chains and the web site in neighborhoods where the advertising would be most effective in attracting more local customers.
10. By offering this opportunity to an entire association of chains and independent stores, the costs of creating and maintaining the web site, and the cost of national and international branding of the site, possibly by using a celebrity to bring instant recognition to the site, is spread out over the entire organization, so that the existing branding of the chains is left intact for the consumer to decide when they give the zip code as to where they want to shop. The smallest independent store has at least the benefit of national exposure to go along with whatever loyal customer base they have built. It is essential that each chain's and independent store web site within the associations web site retain their own branding and every item and private label they carry be available to the customer.
11. ProductExpress.com believes that if an association can get all or most of its members to unite and embrace the concept of having one nationally, and internationally in the case of some chains, branded web site with icons that send the customer to the participating stores of their choice, then these chains and independent stores will be able to outperform in service, familiarity, loyalty, recognition, and most importantly price, the well funded online grocery stores that are currently building momentum with the consumers.
12. The systems required to seamlessly accomplish the web site design, on the web backbone hosting with unlimited band width, taking the orders online, processing the orders to print at the designated store's printer, processing the credit, debit, checks online in real time, and processing the fees, along with downloading all 45,000+ SKU's with digital pictures and descriptions including price per unit measure and nutritional info for each store with real time inventory back stock checks if required, are currently being used for other projects by ProductExpress.com and its Strategic Alliance Partners and Affiliates (malls that have 1.5+ million SKU's). Our processing accounting software can currently handle up to a billion a year in small sales transactions such as described herein, and with some minor software upgrades the servers can process additional billions.
13. Summation and Conclusion: An opportunity exists within a grocery association to seize the momentum of the Internet...use the existing facilities of the store's in the association to stem the wave of online grocery warehouses that are being built by outside competitors...provide new and improved online order and delivery or pickup services to the customers who have branded loyalty to their neighborhood chains and store(s)...and create new customers by allowing other customers to shop and compare online all member stores in the zip code under the umbrella of a grocery association's uniformly priced order processing and delivery service...all at a much lower barrier to entry for national branding, taking and delivering orders online cost to the chains and independent stores, while offering the customer a better and lower cost online service than the competing online grocery services could ever offer.
14. ProductExpress.com in conjunction with its Strategic Alliance Partners, is currently under consideration by major Grocery Associations and Chains to develop the order groceries online Web site and process the orders taken. Funding for the project will come from the association(s), store chains, or possibly by ProductExpress.com and its Strategic Partners, in which case the systems and order processing would remain proprietary to them. This is one of the primary focuses for the expansion of ProductExpress.com in the immediate future. To date, the master web site is in development stage, and no contracts with Grocery Associations or Grocery Chains have been finalized.

EXPANSION OF PRODUCT EXPRESS.COM INTRANET PRODUCT SALES

As a future project, ProductExpress.com intends to expand and market Product Express.com Intranet related sales. A link has been developed by ProductExpress.com to take and process orders directly from other Internet Web Sites. This can be adapted and implemented to allow seamless transactions to flow from an Intranet Appliance based software to the Company's order processing and SBT accounting software. Product Express.com would be a viable Intranet ordering system for the 60,000+ independent stores who do not have delivery from distributors and are forced to rely on small jobbers and driving to wholesale warehouses, to get there products for resale. This will require that the independent store owners that are not already on the Internet sign up for a Personal Internet Appliance, which is actually a touch screen Internet and Intranet Phone. It is installed by simply plugging in the phone jack and signing up for a 36 month Internet Service Program at approximately $30.00 per month, with the monthly fee waived if the store orders a certain amount of product per month. This will give the store immediate touch screen ordering capability with Product Express.com and any other vendor Product Express.com contracts with to make their products available through Product Express.com's touch screen ordering system. In addition, each independent storeowner will receive the different convenience store association's news and challenged merchandise specials of the day. The storeowners will pay for products at time of order via their own pre-registered credit card or through a pre-approved commercial credit card with a limit of up to $50,000.00 per independent owner.

It is anticipated that Product Express can retain additional profits and cost savings from several areas of the Intranet ordering system which will be proprietary to Product Express.com. The cost of an order received over the Internet is approximately $.18 versus $7.86 to take an order by a customer service representative over the phone. Additional fees can be derived from the credit card processing and additional savings through the virtual elimination of accounts receivable functions because of the customer credit card debit prior to or the same day as shipping occurs. Advertising banner fees could also be derived as well as different organization news fees charged to get onto our service.

The marketing effort to place the units would be through small jobbers and convenience store associations and their respective trade shows. This will require additional staff, software programming, brochures, trade show fees, and other to be determined expenses. The anticipated result would be to launch a marketing effort to obtain 12,000 stores after successful beta testing, on a time schedule based on the response of the beta test, that would sign up stores on Product Express.com's exclusive Intranet Ordering System. This is a long term goal and does not require immediate funding and focus. While the Company has located the touch screen hardware device, the software is in development stage, and no contracts have been signed to date by the independent stores to implement the Intranet Ordering System.

FULFILLMENT SERVICES - GENERALLY ASKED QUESTIONS AND ANSWERS.
WHAT HAVE YOU BEEN DOING THAT WE NEED TO CHANGE THE NAME?
We have been operating under d/b/a (doing business as) ProductExpress.com eBusiness Services for nine months, and have made the transition from a cigar distribution company to a high speed fulfillment ebusiness services back office for the both online and offline companies.
HOW DOES THIS RELATE TO THE ORIGINAL PLAN?
As stated in the IPO, part of the plan was to build a high speed distribution system to deliver humidified cigars to the approx. 15,000 convenience stores currently in our data base. Now, we are expanding on the distribution aspect of the plan, but it is our belief that it can be best utilized by delivering other peoples products to any type of location.
WHAT CORE COMPETENCIES DID YOU DEVELOP THAT RELATE TO FULFILLMENT?
Due to different pricing in various stores, different tobacco taxes in the 42 states, and the various brands and sizes of cigars, our systems had to be developed to handle in excess of 50,000 SKU's. After a mapping process was completed to automate the order processing, the entire processing time to complete an order, including taking the order, relieving it from inventory, billing, processing, picking, packing, and scanning for shipping was reduced to as little as 20 minutes electronically from the original paper processing system of 42 hours. According to FedEx, this was the fastest shipping system that they had ever seen.
WHY ARE YOU OUT OF THE CIGAR BUSINESS?
Unfortunately, the cigar and cigarillo business failed to generate enough profitable reorders to continue operations in that product mix. In addition, the ongoing problems related to tobacco products has become cause for us to take a second look at those items.
HOW WILL YOU ADAPT THE CORE COMPETENCIES TO FULFILLMENT?
We took the core competency of being able to ship tens of thousands of small packages a month to as many different locations, and reengineered the company to do high speed fulfillment services. These services focus on taking orders directly from our clients web sites and electronically process those orders with a minimum of time, paper, or labor.
HOW WILL YOU ACCOMPLISH INTERNET ORDER PROCESSING AND ECOMMERCE FULFILLMENT?
The Company has already developed the systems to take and process orders seamlessly from our Customers Web Sites. Fulfilling orders (over 50,000 SKU's) to our Convenience Store Customers (over 15,000 stores) has given the Company the necessary experience and created an advantage over fulfillment companies that are just starting to do small package, pick, packing, and shipping to thousands of different locations. The capital equipment and software required for the cigar business is virtually the same as that needed for any type of fulfillment.
WHAT IS FULFILLMENT AND WHAT CAN YOU DO AS AN EBUSINESS SERVICES PROVIDER? Fulfillment is the physical processing and delivery of orders for businesses who don't want to incur the in house expense themselves. As an "eBusiness Service provider" we take fulfillment a bit further and offer an array of services for a fee. Some of these services include taking orders from a client's web site, inventory control, real time processing of credit cards and checks, invoicing, light assembly, picking, packing, shipping, tracking, customer service, and telemarketing.

IS THIS JUST AN IDEA OR ARE YOU ACTUALLY DOING ANY FULFILLMENT BUSINESS?

ProductExpress.com has come to a point where the concept is reality, and the fulfillment center is currently doing ongoing fulfillment for its Customers.


INTELLECTUAL PROPERTY RIGHTS. PCI has registered the name and mark ProductExpress.com eBusiness Services, Inc. with the state of Arizona. This provides a level of protection.

We have filed service mark registration application in the United States Patent and Trademark Office for the mark ProductExpress.com. We are already using this mark in interstate commerce. ProductExpress.com, however, does not currently own any United States federal trademark registrations. We filed a federal trademark application with the United States Patent and Trademark Office to register the trademark application for PRIMETIME, but we gave up the right to this trademark registration to Single Cigar, Inc. PCI currently owns no patents. We have filed and obtained a domain name registration for our e-commerce site, ProductExpress.com.

NASDAQ LISTING. NASDAQ advised PCI by letter on October 23, 1998 that it had 90 calendar days in which to regain compliance with the minimum $1.00 closing bid price requirement, and that if it did not do so, PCI's securities would be subject to delisting. PCI satisfied the minimum bid price requirements in late November and early December, 1998. Nevertheless, on January 12, 1999 NASDAQ advised PCI that despite the staff's awareness that PCI complied with technical requirements, the staff was exercising its broad discretion to recommend delisting of PCI shares as of January 23, 1999. PCI disagreed with the proposed action, and requested an oral hearing on this matter. On February 12, 1999 NASDAQ advised PCI that it has granted an oral hearing on April 8, 1999. Subsequent to that oral argument NASDAQ lowered the listing of the Company to the NASDAQ OTC BB on May 11, 1999.

BOARD OF DIRECTORS. During January, 1999 Mr. Mark Jazwin, President, W.B. McKee Securities, Inc. was added to the PCI Board of Directors as an additional independent director. In April 1999 he resigned. During March, 1999 Mr. Bill Anthony and Mr. Robert Manschot resigned as independent directors due to the time requirements of their primary business commitments. During March, 1999 Mr. Gary Sherman, of Heritage West Securities, Inc., was appointed as an independent director. In September 1999 Colin Jones and in November 1999 Greg Lambrecht resigned due the time requirements of their primary business commitments. In January 2000 George T. Simon Esq. agreed to serve on the Board of Directors as an independent director, pending shareholder approval.

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

Cigarette manufacturers mounted a court challenge to the FDA's existing statutory authority to regulate tobacco and, after a U.S. District Court found that the FDA was not precluded from such regulatory authority in general, but was prohibited from restricting advertising or promotion of tobacco products, appealed the matter to the United States Court of Appeals for the Fourth Circuit. In 1998, the Court of Appeals reversed the District Court decision and held that the FDA has no jurisdiction to regulate tobacco. The FDA has petitioned the United States Supreme Court to review that decision and their most recent ruling upheld the Court of Appeals reversal.

In 1997, the five largest tobacco companies announced a proposed settlement of a number of cases brought by the Attorneys General of several states to recoup Medicare expenses. Congress introduced legislation to implement the settlement by increasing the price of cigarettes, regulating all tobacco products including, in certain versions of the legislation, those manufactured by cigar companies (which were not a party to the suits being settled), imposing full FDA regulation and adopting new and highly restrictive marketing requirements. Although Congress failed to adopt the legislation, the five tobacco companies engaged in the 1997 proposed settlement entered into separate settlement agreements in 1998 with the Attorneys General pursuant to which they agreed to pay significant amounts annually and to certain marketing restrictions. The Master Settlement Agreement ("MSA") was signed on November 23, 1998 and since then additional tobacco product manufacturers have joined as subsequent participating parties to the MSA. Prime Time cigarillos are not a part of the MSA.

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

In 1998, the National Cancer Institute issued a report describing statistical and other research into cigars and health. The report was widely publicized and could affect pending and future tobacco regulation and litigation. ProductExpress.com has a strategic alliance business opportunity with Mayan Cigar Company and Blunt Wrap USA to provide Fulfillment Services.

Increased cigar consumption and the publicity such increase has received may increase the risk of additional regulation.

Although there could be continuing liability for prior sales, as of December 31, 1999, PCI no longer directly sells tobacco products to wholesalers, retailers or consumers. ProductExpress.com provides Fulfillment Services for Mayan Cigar Company and Blunt Wrap USA, in addition to its other none tobacco related fulfillment Customers.


TAXES. Cigars long have been subject to federal, state and local excise taxes, and such taxes frequently have been increased or proposed to be increased, in some cases significantly, to fund various legislative initiatives.

Although there could be continuing liability for prior sales, as of December 31, 1999, PCI no longer directly sells tobacco products to wholesalers, retailers or consumers. ProductExpress.com provides Fulfillment Services for Mayan Cigar Company and Blunt Wrap USA, in addition to its other none tobacco related fulfillment Customers.


TAX FILING COMPLIANCE ISSUES. In December, 1999 the State of New York performed an audit at the offices of PCI. The results of the audit have not been disclosed to PCI as of March 31, 2000. PCI believes there will be proposed adjustments, which will be immaterial to results of operations, we cannot guarantee the results of the audit at this time.

PCI has registered with the appropriate taxing authorities in the Canadian provinces and in most of the states in which it currently does business. Currently, PCI is in arrears in the payment of tobacco taxes in several states in which it does business. Although we have posted payment bonds in several of the states, failure to remit taxes could have a material adverse effect on our operations if one or more of the states initiate enforcement actions. In addition, four of the Canadian Provinces have sent letters to Reliance Surety requesting payment from the bonds. While PCI has protested the formula for calculation for payment of tobacco taxes that the provinces are using is not the formula that the other tobacco distributors are using in Canada. Reliance has released payment for the Province of Alberta in the amount of US$40,926.30 and is seeking reimbursement from PCI. PCI has reserved in its financial statements for the entire amount of all the bonds in Canada (approximately US$218,000.)
as a potential liability if efforts of protest are not successful.

Although there could be continuing liability for prior sales, as of December 31, 1999, PCI no longer directly sells tobacco products to wholesalers, retailers or consumers. ProductExpress.com provides Fulfillment Services for Mayan Cigar Company and Blunt Wrap USA, in addition to its other none tobacco related fulfillment Customers.


CANADIAN REGULATIONS. The Canadian Tobacco Act of 1997 was enacted to protect the health of Canadians, especially young people. The new tobacco legislation affects all persons who promote or sell tobacco products. The Act prohibits the sale to persons under 18 years of age, restricts access to tobacco products through self-service displays and vending machines, direct mail and regulates advertising and promotions. Although there could be continuing liability for prior sales, as of June 1999, PCI no longer sold tobacco products to wholesalers, retailers or consumers in Canada.

TOBACCO INDUSTRY LITIGATION. Historically, the cigar industry has experienced less health-related litigation than the cigarette and smokeless tobacco industries have experienced. We carry general commercial liability insurance with an aggregate limit of $10,000,000. However, we cannot assure you that we will not be subject to liability which is not covered beyond the limits of our general liability insurance coverage, and which may have a material adverse effect upon our business. Although there could be continuing liability for prior sales, as of December 31, 1999, PCI no longer directly sells tobacco products to wholesalers, retailers or consumers. ProductExpress.com provides Fulfillment Services for Mayan Cigar Company and Blunt Wrap USA, in addition to its other none tobacco related fulfillment Customers.


RESEARCH AND DEVELOPMENT; ENVIRONMENTAL COMPLIANCE. We have not incurred research and development costs associated with our products. Historically, PCI has acquired cigars and accessory product lines from its suppliers and contract manufacturers and has typically allowed the suppliers and manufacturers to incur the costs of product research and development. Our policy is to not warehouse or handle in our facilities any products that require Material Safety Data Sheet ("MSDS") reporting and compliance. Currently, the costs and effects of environmental compliance do not have a material effect on our financial condition or operations. As of March 31, 2000 PCI has not had any compliance issues.

EMPLOYEES. As of December 31, 1999, we had 13 employees in the U.S. Currently we have approximately 11 employees. None of our employees are represented by a labor union and we believe that employee relations are good.

ITEM 2 - DESCRIPTION OF PROPERTY

Because we outgrew our original facilities, we entered into a new building lease on February 25, 1998 for approximately 20,434 square feet of office and warehouse space at 15849 North 77th Street, Scottsdale, Arizona 85260, and moved our operations to the new facilities in late April of 1998. The lease expires on April 30, 2003. The monthly rent for the first three years (May 1998 through April 2001) is $18,000 and the monthly rent for years four and five (May 2001 through April 2003) is $19,000. PCI is also responsible for common area maintenance, taxes and certain other incidental costs. We sublet portions of our office facilities to strategic partners who bring us fulfillment business on a short term basis in 1999, and continue to do so in 2000, until we can utilize the space for our own needs.

PCI also leased, from an independent third party, approximately 3,064 square feet of office and warehouse space in Burnaby, British Columbia (a suburb of Vancouver) for CAN-AM's Canadian operations. The lease expires July 14, 2000 and the rent is approximately U.S. $1,190, $1,373 and $1,556 per month for the first, second and third years of the lease, respectively. The liability for the lease transferred to Ultimate Cigar Company as part of sale of the assets of CAN-AM in June 1999.

ITEM 3 - LEGAL PROCEEDINGS

AUTOMOBILE ACCIDENT. On September 16, 1997, a PCI employee Pete Charleston, was involved in an automobile accident in which he was the driver and four passengers were injured. Attorneys for the first three passengers have indicated that their clients will pursue personal injury claims against PCI, but no lawsuit has been filed. A fourth passenger has made a demand against the employee-driver and his insurer only. PCI tendered defense of the claims to, and requested indemnification from, our commercial general liability carrier, but the carrier has initially declined coverage on grounds that the endorsement covering Hired and Non-Owned Auto Liability was not yet effective. We have disputed the carrier's denial of coverage and we have asserted that PCI obtained an oral binder of such coverage prior to the accident. We have negotiated and executed a settlement with the potential claimants pursuant to which Mr. Charleston's own insurer will pay its policy limits, $300,000 to the claimants. The claimants have provided to PCI a covenant not to execute against PCI or Mr. Charleston, and PCI has assigned to the claimants any claims which PCI might have against its insurer for denying coverage. Their claim against PCI's insurance company is ongoing as of March 31, 2000.

PROP 65. During 1998 PCI, among many other companies and individuals including PCI customers, Southland and Mobil, received Notices of alleged Violations of Proposition 65, a California law which requires warning labels on or at the place of sale or use of certain cancer causing products including cigars. These notices were delivered by a California lawyer named Morse Mehrban on behalf of his clients, purported public interest organizat5ion named Consumer Cause, Inc. and Consumer Advocacy Group, Inc. ,m and an individual named Reuben Yeroushalmi. They have been followed by lawsuits in the Superior Court of Los Angeles County, California. Under Proposition 65 such lawsuits may be brought by a "private attorney general". The lawsuits demand compliance with Proposition 65 and seek penalties of $2,500 per day per location of each alleged violation which could total man millions of dollars plus attorneys fees and costs of suit. PCI has taken the position it did not violate the law and is not subject to penalties. Nonetheless, after receipt of the notice, PCI took steps to insure compliance. Then PCI ceased distribution of cigars. Southland and Mobil demanded that PCI defend and indemnify them from these claims. PCI has refused. PCI joined with other defendants in a successful challenge to the original lawsuits. That result is on appeal. In 1999, Plaintiffs served new notices and filed new lawsuits, which have been stayed pending the outcome of the appeal. Regardless of the outcome of the appeal, PCI continues to be subject to potential exposure to plaintiffs' claims. Pursuant to the agreement between Southland and PCI, Southland has requested that it be indemnified for these claims. PCI has countered that Southland has claims against it for products other than PCI's in violation of Proposition 65, and Southland is defending those claims. Mobil has not made a similar indemnification request, and based on the agreement between Mobil and PCI, Mobil probably cannot claim any indemnification rights. PCI is not currently exploring the possibility of settling with Mr. Mehrban any of the claims against PCI and its former customers, including Mobil and Southland. In the meantime, PCI has and continues to retained California counsel to defend the cases brought against it. The claim is ongoing as of March 31, 2000.
JUDGMENT. On March 1, 2000 a judgment was entered against PCI in favor of Stadia Colorado Corp. in the amount of $6,555.56 regarding an indebtedness for a labeling machine that PCI claimed did not work properly and tried to return to the manufacturer. To date the judgment has not been paid.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

                                     PART II


ITEM 5 - MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         (a) Market for Common Equity.

         The Company's common stock under the registered name of ProductExpress.com eBusiness Services, Inc. currently is traded on the NASDAQ "Over The Counter Bulletin Board" (OTCBB) Market as "PXPS". The former registered name was Premium Cigars International, Ltd., which traded on the NASDAQ Small Cap Market or The Boston Stock Exchange and the NASDAQ OTCBB as "PCIG"

         Set forth below are the high and low closing prices for PCI's common stock as reported on either the NASDAQ SmallCap Market or The Boston Stock Exchange for the first seven quarters, and on the NASDAQ OTCBB for the last four quarters:

Quarter                             High              Low
-------                             ----              ---
September 30, 1997                  $ 5.8125          $ 4.3750

December 31, 1997                   $ 5.5625          $ 2.0000

March 31, 1998                      $ 2.563           $ 1.313

June 30, 1998                       $ 2.438           $ 1.313

September 30, 1998                  $ 1.750           $ 0.750

December 31, 1998                   $ 1.250           $ 0.500

March 31, 1999                      $ 3.125           $ 0.375

June 30, 1999                       $ 0.750           $ 0.187

September 30, 1999                  $ 0.625           $ 0.150

December 31, 1999                   $ 0.400           $ 0.200

March 31, 2000                      $ 0.650           $ 0.200

         As of March 12, 2000 there were approximately 60 holders of record of PCI's common shares, plus 561 consenting owners held in brokerage accounts and an unknown number of non consenting shareholders held in brokerage accounts.

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

1999 SALE OF RESTRICTED UNREGISTERED SECURITIES, WARRANT GRANTS, AND SETTLEMENT OF DEBT FOR EQUITY

During 1999, PCI sold a total of 1,010,000, of unregistered, (restricted as to Rule 144 for a minimum of one year) securities in private transactions with accredited investors, granted 2,020,000 warrants (restricted as to Rule 144 for a minimum of one year), and settled debt for a total 12,000 unregistered (restricted as to Rule 144 for a minimum of one year) securities in private transactions with account payable holders under Sections 4(2) and 4(6) of the Securities Act, as amended, as follows:

         (a) On January 27, 1999, John Greenwell purchased 70,000 restricted shares at a purchase price of $0.50 per share.

         (b) On January 31, 1999 RCG Capital paid for 100,000 restricted shares from PCI at a price of $0.01per share. If and when RCG requested removal of the restrictive legends on the shares, RCG was to pay from $0.99 to $1.49 per share. These shares were acquired in connection with PCI's consulting agreement dated December 14, 1999 with RCG as a public relations consultant. PCI may have repurchased the shares over the 3-year term of the agreement, at the original issuance price ($0.01 per share) if certain criteria was not met. On September 10, 1999, RCG Capital, Inc. settled the balance of the debt owing to PCI for the 100,000 restricted shares that RCG Capital, Inc. purchased from PCI at a price of $0.01 per share. The settlement to RCG is the release of the payment due from RCG for the shares in exchange for the release of the $34,996.79 due to RCG Capital, Inc. for any and all investor relations services performed through September 10, 1999 and a release of any future contractual relationship for investor relations services.

         (c) On March 1, 1999, Clemons F. Walker, Keith A. Cannon, and Daniel V. McLeon paid for 100,000, 60,000 and 40,000 restricted shares, respectively, at a purchase price of $0.50 per share.

         (d) On June 30, 1999, PCI exchanged 100,000 shares of common stock (restricted as to Rule 144 for a minimum of one year), for 100,000 shares of Ultimate Cigar Company (OTCBB: ULTC) common stock (restricted as to Rule 144 for a minimum of one year), as part of the sale of CAN-AM to Ultimate Cigar Company.

         (e) On October 14, 1999 Heddy Renner paid for 100,000 restricted shares at a purchase price of $0.25 per share, plus one warrant (call price of $0.25) for every two shares.

         (f) On October 28, 1999 Verde Investments Ltd. paid for 100,000 restricted shares at a purchase price of $0.25 per share, plus one warrant (call price of $0.25) for every two shares, plus one warrant (call price of $0.25) for every two shares.

         (g) On October 29, 1999 Fleming Securities Corp. Ltd. paid for 200,000 restricted shares at a purchase price of $0.25 per share, plus one warrant (call price of $0.25) for every two shares.

         (h) On November 11, 1999 Bob Oliva accepted 12,000 restricted shares at a purchase price of $0.25 per share as a part of the final settlement of the PCI debt owed him.

         (i) On November 12, 19, and December 29, 1999 May Family Trust paid for 40,000, 20,000, and 20,000 restricted shares, respectively, at a purchase price of $0.25 per share, plus one warrant (call price of $0.25) for every two shares.

         (j) On December 29, 1999 Western Omni Trust paid for 60,000 restricted shares at a purchase price of $0.25 per share, plus one warrant (call price of $0.25) for every two shares.

         (k) On December 30, 1999 Gary Sherman and Steven A. Lambrecht received 1,000,000 and 750,000 restricted warrants (call price of $0.25), respectively, as payment in full for services rendered in 1999, in lieu of stock options, salary, past due consulting fees, board fees, and common stock that they would have been normally entitled to, and in accordance with, the agreement to raise capital and retain warrants as approved by the independent Board Members dated September 21, 1999.

SALE OF UNREGISTERED SECURITIES, WARRANT GRANTS, AND SETTLEMENT OF DEBT FOR EQUITY TO DATE

On January 5, 2000, the Board of Directors of PCI approved the reauthorization of their authorization to the sale of common shares (restricted as to Rule 144 for a minimum of one year), granting of warrants (restricted as to Rule 144 for a minimum of one year), in conjunction with those shares, and the settlement of debt for common shares (restricted as to Rule 144 for a minimum of one year), at the same per share and strike price for warrants of $.25 with an adjustment of 650,000 authorized shares converted to warrants, leaving a balance of authorized common shares (restricted as to Rule 144 for a minimum of one year) available to sell at the beginning of 2000 at 2,488,000 and warrants at 1,370,000. Through the filing of this annual report sales of restricted shares, grants of restricted warrants in conjunction of those shares, and the settlement of debt for restricted shares under Sections 4(2) and 4(6) of the Securities Act, as amended, as follows:

         (a) On January 6, 2000 Darrin J. Fedder paid for 100,000 restricted shares at a purchase price of $0.25 per share, plus one warrant (call price of $0.25) for every two shares.

         (b) On January 6, 2000 George Cattermole paid for 40,000 restricted shares at a purchase price of $0.25 per share, plus one warrant (call price of $0.25) for every two shares.

         (c) On January 17, 2000 Stephen T. Sullivan,P.C. accepted 49,206 restricted shares at a purchase price of $0.25 per share as partial settlement of the PCI debt owed him.

         (d) On January 26, 2000 Shangent Tool accepted 80,200 restricted shares at a purchase price of $0.25 per share as the final settlement of the PCI debt owed them.

         (e) On January 31, February 14, 18, 25, March 14, and April 11, 2000 George Simon Trust paid for 100,000, 100,000, 200,000,
                  100,000, 100,000, and 60,000 restricted shares, respectively, at a purchase price of $0.25 per share, plus one warrant (call price of $0.25) for every two shares. An additional 140,000 restricted shares has been committed for at a purchase price of $0.25 per share, plus one warrant (call price of $0.25) for every two shares. due by May 1, 2000. George T. Simon Esq. is an independent Member of the Board.

         (f) On February 22, 2000 Dan Goldman accepted 5,000 restricted shares as a final settlement of the PCI debt owed him for the sale of CAN-AM and the release of our Web Site from his hosting service. Dan Goldman was a founder of PCI.

         (g) On March 14, 2000 Stringfellow Attorneys accepted 60,008 restricted shares at a purchase price of $0.25 per share as a settlement to date of the PCI debt owed him.

         (h) On March 17, 2000 Topper Cigar Company Inc.accepted 36,804 restricted shares at a purchase price of $0.25 per share as the final settlement of the PCI debt owed him.

         (i) On March 28, and April 7, 2000 Jim McCanlies Family Trust/IRA paid for 40,000 and 40,000 restricted shares at a purchase price of $0.25 per share, plus one warrant (call price of $0.25) for every two shares.

         (j) On April 8, 2000 Michael Hatch accepted 18,179 restricted shares at a purchase price of $0.25 per share as the final settlement of the PCI debt owed him.

         (k) On April 10, 2000 Robert King paid for 40,000 restricted shares at a purchase price of $0.25 per share, plus one warrant (call price of $0.25) for every two shares.

         (l) On April 12, 2000 L. G. Zangani accepted 14,220 restricted shares at a purchase price of $0.25 per share as the final settlement of the PCI debt owed him.


(b)      Use of Proceeds.

         As of December 31, 1998 all proceeds of the Initial Public Offering had been used.

         Proceeds from the sale of Unregistered Securities in private transactions with accredited investors have been used for ongoing operations of the Company during the transition period, and the settlement of past debt.


ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

You must read the following discussion of the results of the operations and financial condition of PCI in conjunction with PCI's consolidated financial statements, including the notes included elsewhere in this 10-KSB filing. Historical results are not necessarily an indication of trends in operating results for any future period. The consolidated financial statements present the accounts of PCI through December 31,1999 and its wholly-owned subsidiary, CAN-AM through June 1999. All significant intercompany balances and transactions were eliminated in consolidation.

RESULTS OF OPERATION. The following table sets forth a summary of PCI's consolidated statements of operations for the twelve months ending December 31, 1999, and the twelve month period ended December 31, 1998.

                                                  Year ended                    Year Ended
                                              December 31, 1999             December 31, 1998
                                                    ($000)                       ($000)
Net Sales                                           $4021.8                      $6,900.9

Gross Profit                                         1150.8                       1,319.1

S,G & A and other                                    3560.7                       5,435.7
operating expenses

Loss From Operations                               (2,409.9)                     (4,116.5)

Other Income                                        (1360.2)                         86.7
                                                    -------                          ----

Net Loss                                          ($3,770.1)                    ($4,029.8)
                                                  =========                     =========

Loss Per Share                                       ($0.95)                       ($1.16)
                                                     ======                        ======

Weighted Average Number of
Shares Outstanding                                3,958,681                     3,469,092

FISCAL 1999 COMPARED TO FISCAL 1998

Sales. Sales of cigars, Prime Time and related items for the twelve month period ending December 31, 1999 were $4,021,859 an decrease of 42% versus fiscal 1998. The following table summarizes unaudited quarterly results.

                          Net Sales ($000) (Unaudited)

                          1st Quarter    2nd Quarter         3rd Quarter        4th Quarter         Total Year
                          -----------    -----------         -----------        -----------         ----------
1998                      $1,255.9       $2,018.6            $2,000.6           $1,625.8            $6,900.9

1999                      $1,317.7       $1,248.6            $1,029.5           $  426.0            $4,021.8

As 1999 started, sales associated with the base humidor program continued to decline. The U.S. Customer Service Department continued to improve the number of completed calls; however, the humidor productivity (as measured by average reorder rates) and the close ratio did not improve. The program was not "working", the average dollars/reorder and the close ratio decreased. The launch of the Humidibox at the beginning of the year as a replacement for the humidor program did not materialize due to the poor sales of cigars in general. By June the balance of the cigars were liquidated. The early and mid-year roll out of the Prime Time program briefly accelerated the close ratios and the average reorder amount, but once the program was completed, even these key numbers began to decline. While it was a total reengineering of our business model, the ProductExpress.com fulfillment services division, held out to be the most promising use of our core competencies. By the end of the year, the transition was complete, and ProductExpress.com eBusiness Services was operational, and ready to take on fulfillment and ebusiness contracts. It is the core business and foundation from which Company started the new millennium.

Gross Margins. Gross profit margin for the year ended December 31, 1999 was 28.6% (does not include discontinued inventory write down) versus 19.1% for fiscal 1998 (included cost of inventory write down). Gross margin steadily improved as a result of PCI's integrated systems and more favorable purchasing arrangements with key suppliers and lowered fixed overhead; however, Can-Am continued to lag the U.S. during the first half of the year until it was sold. A major problem with Canadian margins is the significantly higher tobacco taxes. During the first half of 1999, U.S. tobacco taxes were 5.2% of Net Sales, while in Canada, they were 31.2% of Net Sales. The lower margins during the First and Second Quarter was due mainly to a higher percentage of lower margin cigars that were sold in Canada.

                         1999 Gross Margins (Unaudited)

                           1st Quarter      2nd Quarter         3rd Quarter        4th Quarter         Total Year
                           -----------      -----------         -----------        -----------         ----------
U.S.                           37.8%           30.1%*              32.8%              32.7%              33.0%*
Canada                         18%              10%                 N/A                N/A                14.9%

Total Company                  26.9%           25.5%*              32.8%              32.7%              28.6%*

*Before adjustment to write down inventory to the lower of cost or liquidation.

Selling, General and Administrative. Selling, general and administrative expenses (SG&A) were $3,560,747 for the year ended December 31, 1999 compared to $5,435,680 for fiscal 1998. As a percentage of sales, SG&A was 88.5% for the year ended December 31, 1999 versus 78.7% for fiscal 1998. Excluding the effect of payment of severance compensation during 1998, SG&A as a percentage of sales in 1998 was 73%.

SG&A is disproportionately high relative to net sales due to the continuation of an infrastructure (warehouse, offices, equipment, etc.) that was built by former management to generate future revenue and manage operations on a five year plan; however, issues discussed previously have negatively impacted revenue growth (see Part I - Item 1 - Description of Business). New management has taken drastic steps to reduce its SG&A in 1999, including staff reductions that were announced previously. PCI has converted its sales force to commission with over 20 authorized representatives that bring fulfillment and ebusiness projects to ProductExpress.com. In addition, we have sublet parts of our facility to strategic alliance partners, that not only pay for a portion of our facility, but also bring fulfillment business to ProductExpress.com.

Other Income/Expenses. Other income for the year ended December 31, 1999 totaled a loss of $1,360,230 compared to $86,700 in fiscal 1998. The 1999 loss consists of the loss on the sale of our Canadian Subsidiary, CAN-AM, the write down of our humidor/cigar program, net of interest expense of $35,669 and foreign currency transaction loss of $69,658, versus interest income for 1998 from the investment of the proceeds from the initial public offering in August of 1997, offset by interest expense.

SEASONALITY.

Our operational history in 1999 suggests some variation in convenience store impulse cigar purchases may be tied to outdoor weather conditions. In the northern U.S. and Canada, sales appear to improve in the warmer months and in the southern U.S. sales appear to improve in the cooler months. Because we are no longer distributing only one product, and the new products we are anticipating launching are varied, we do not believe we will incur seasonal variances that may have hampered sales in the past, and since we no longer purchase inventories in advance of sales, there is a reduced risk of seasonality in placing new products into our distribution channels.

LIQUIDITY AND CAPITAL RESOURCES.

We require capital to market our ProductExpress.com eBusiness Services program, market new products to put in our distribution channels, and continue to develop our systems to do totally seamless internet transactions and fulfillment services necessary to support our expanding business. Prior to our initial public offering, we raised capital through the issuance of stock and notes payable, as well as obtaining a line of credit from a bank. On September 29, 1997 we completed an initial public offering that resulted in net proceeds to PCI of $8,131, 664. PCI used $3,032,774 million for operating activities for the year ended December 31, 1999, which was largely attributable to the net loss incurred during the period. Non-cash expenses (depreciation and amortization) totaled $599,441.

As of December 31, 1999 the combined balance of cash and available for sale securities totaled $15,069, a decrease of $153,147 or 91% from December 31, 1998. The decline is due to the net loss incurred for the year ended December 31, 1999 as well as PCI's continued additional investments in a restructuring of the business that occurred during the later half of 1999.

Accounts receivable at December 31, 1999 decreased $512,581 or 91.4% from December 31, 1998. The decrease was partially due to a continued improvement in collection efforts in the U.S. during 1999. A general overall decrease in the receivables balance was due to decreased sales in 1999 due to the sale of the CAN-AM and the restructuring of the business in the later half of 1999.

Net inventories at December 31, 1999 decreased $1,321,564 or 99.7% from December 31, 1998. The change is attributable to: 1) the liquidation of the cigar inventory that was not sellable in the second quarter of 1999; 2) the renegotiations of the Prime Time supplier agreement that eliminated increasing monthly purchase quotas that totaled more than 74 million dollars over a five year period. 3) the elimination of our wholesale accounts by the Prime Time manufacturer in the third quarter as a result of the renegotiations of the supplier agreement. 4) the elimination of our direct delivered accounts by the Prime Time manufacturers cancellation of our distributor agreement as of December 31, 1999, that allowed us to purchase product for those accounts. an overall increase in the number of cigars on hand to support a higher volume of sales. 5) New Management's decision to never again burden the Company with impulse item inventory that may not sell, based on sales projections that may not be achieved.

As part of the conversion of the cigar humidor program to the Prime Time program, the existing humidors in the stores were written off, and the remaining inventory of humidors in the warehouse was liquidated throughout 1999 and early 2000. The value of the humidors was minimal, given the poor demand for the cigars that could be sold from the humidors.

Capital expenditures (excluding humidors) totaled $2,925 for the year ended December 31, 1999. This included the cost of computer software and minor leasehold improvements for our new facility. We do not anticipate any significant capital spending needs for the foreseeable future.

Accounts payable and accrued expenses at December 31, 1999 increased $15,017, or 1.3% from December 31, 1998. Decreases in the amount of tobacco taxes payable were largely offset by increases in trade payables due to our inability to secure financing until 1999.

The use of proceeds described in the Prospectus dated August 21, 1997 were exhausted by December 31, 1998. We secured a $1,000,000 accounts receivable financing package which, provided the necessary working capital for our ongoing needs in launching the Prime Time program in March, 1999, and currently have lowered the accounts receivable limit to $500,000 until new products that are being developed by others, and stored by us on consignment, are then sold by us into our distribution channels; however, we have not as yet, cannot assure you in the future, that we can generate sufficient revenues to provide the cash flow necessary to meet our ongoing working capital needs, nor to repay prior existing trade indebtedness. We raised an additional $135,000 during the first quarter of 1999 through the issuance of additional shares of PCI's stock. The Board of Directors authorized the issuance of additional shares for up to an additional $200,000 in the first quarter of 1999. PCI raised additional capital through the liquidation of its cigar and humidor inventory, in addition to the sale of its Canadian Operations, in order to raise the necessary capital to repay part of trade debt it incurred from prior management and to launch the Prime Time cigarillo program in approximately 15,000+ stores by giving an initial half load of free product with each store. This proved to be an extremely successful endeavor with the opening of over 9,000 stores in less than six weeks. However sales reorders did not meet expectations, and the relationship with the manufacturer quickly deteriorated, with management's decision to not take on the additional inventory the purchase agreement with the manufacturer required. The remaining independent Board of Directors authorized the sale of an additional
3.7 million restricted shares and 2.6 million warrants at a target price of $0.25 to qualified investors and to be utilized to settle accounts payable. In addition, as per the authorization of the Board, consulting fees and warrants were to be paid and issued to Board Members that raised the capital and settled the debt with restricted shares and warrants. As of December 31, 1999 one payment of $7,500 each had been paid to the two Directors (See Directors Compensation Table). On December 30, 1999 the remaining Directors Gary Sherman and Steven Lambrecht authorized 1,000,000 and 750,000 restricted warrants, respectively, as payment for services rendered throughout 1999 and for accepting and fulfilling the titles of President, CEO, and Corp. Secretary, upon their being vacated at the beginning of November 1999 in addition to their titles of Chairman, and Board Member and Director of Corporate Development, respectively. We cannot assure you that we will be able to sell sufficient restricted shares to enable us to fund ongoing operations until we are profitable and repay our outstanding trade debt in a timely manner.

KNOWN TRENDS, EVENTS OR UNCERTAINTIES THAT MAY IMPACT OUR FINANCIAL CONDITION OR OPERATIONS.

YEAR 2000 ISSUES. We purchased most of our computers within the past couple of years and did not anticipate any significant problems relative to their Year 2000 ("Y2K") capabilities. Testing of each machine's capabilities was completed by the end of the Second Quarter, 1999. We did not implement a plan to identify the non-IT (Information Technology) systems (i.e., those systems with an imbedded technology such as microcontrollers) which may have required repair or replacement; however, given the nature of our operations and the age of our business, we did not believe that we faced any material risk from these types of systems. To date, April 8, 2000, we have not had any significant problems relating to Y2K.

Our business relies to a large extent on our integrated accounting, order entry, and inventory control systems (SBT Pro Series 5.0), which was represented by the vendor as being Y2K compliant. We also rely on standard office productivity software (Microsoft Office 97) which was also represented as being Y2K compliant. Our EDI software, which we used to transmit invoices and receive payment information from our largest U.S. customer was represented to be non-compliant. The cost to replace this software is not expected to be material and we identified suitable alternatives by the end of the Second Quarter, 1999. We completed the process of determining the compliance of our other software by the end of the Second Quarter, and have not experienced any significant problems relating to Y2K.

We began the process of contacting key customers, vendors, service providers and other third parties with whom business is conducted to determine what impact, if any, their Y2K readiness would have on us; this process was completed by the end of the Second Quarter, 1999. we did not anticipate any material adverse effect on our business as a result of such parties failure to achieve Y2K readiness, and to date have not experienced any significant problems relating to Y2K.

At this time, we do not believe that we will incur any additional material expenditures to identify and replace any Y2K non-compliant systems. We do not anticipate any material effect to our business from any non-compliant PCI-owned systems; however, we are unable at this time to determine what, if any, effect on our business will occur from any third parties non-compliant systems.

To date, we do not currently have a contingency plan in place to handle a "worst case scenario", as we believe that any non-compliant systems on our part do not pose a material risk to PCI. If, and to the extent that we identify material risks to PCI from third parties non-compliance, we will formulate a plan at that time. We believe the "worst case scenario" is behind us, but we cannot guarantee that outside systems that are non compliant, and certain dates in the future may still trigger Y2K problems.

ITEM 7 - FINANCIAL STATEMENTS

PCI's audited financial statements for the year ended December 31, 1999, and the twelve month period ended December 31, 1998 are set forth commencing on page F-1, following the Index to Financial Statements on Page xx.

ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

                                    PART III

ITEM 9 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Directors and Executive Officers

Name                                   Age           Position
----                                   ---           --------
Gary Sherman...........................51     Chairman and President

Steven A. Lambrecht....................49     Director, CEO, Director of Corporate Development, and Corporate
                                              Secretary

Corey A. Lambrecht.....................30     Vice President of Sales/Marketing and Assistant Secretary

George T. Simon, Esq...................48     Independent Director

Gary J. Sherman has been the interim Chairman of ProductExpress.com since June 1999, and the permanent Chairman since September, 1999, and acting President since November, 1999. Mr. Sherman has been an director since March 1999. He was Executive Vice President of Heritage West Securities, a regional broker/dealer in Scottsdale. Mr. Sherman has 25 years of management and sales experience. Since 1990, he has been President of both W.B. McKee Securities, Inc. and Owen-Joseph Asset Management. From 1976 to 1990, he served as a General Partner with Boettcher & Company, a NYSE Member headquartered in Denver, Colorado; as well as Senior Vice President and Regional Director of Kemper Securities after their purchase of Boettcher in 1986. Mr. Sherman majored in Finance at the University of Denver and attended the Securities Industry Institute at the Wharton School of Finance.

   Steven A. Lambrecht has been a director since December 31, 1996, CEO and Corp. Secretary since November 1999, Director of Corporate Development since September of 1999. He is a founder of PCI, and served as PCI's initial Chief Executive Officer from December 31, 1996 to March 1, 1998, President from May 3, 1997 to December 15, 1997 and as initial Chairman of the Board from December 31, 1996 to June 20, 1997. He has 26 years of marketing and sales experience and 20 years of management experience; most of his business experience has been in real estate development and construction. He has held positions on the Board of Directors of Summit Environmental Corporation (OTC BB: SEVC) and Lectralite Corp. He was the co-owner of Intrimex Trading Company, L.L.C., owner of Forum Import/Export Company, a sole proprietorship, and was co-owner of Forum Development and Construction Company, Inc., a Washington corporation. He also owns SDCC, Inc., an Arizona development and construction corporation that he founded in 1992. He has developed and sold over 20 million dollars worth of real estate since 1974. He attended the University of Washington in 1977-78, pursuing a degree in International Business, before leaving for a Real Estate management position. Steven A. Lambrecht is the father of Corey A. Lambrecht.

Corey A. Lambrecht has been the Vice President of Sales and Marketing since December 7, 1999. He previously served as ProductExpress.com's National Sales Director from July 1999 to December 1999. He served as PCI's Sales Director; Food, Drug, Mass, Club from June 1998 to July 1999 and National Account Manager from April 1997 to June 1998. He was a sales representative for Unique Wine Co. in Seattle, Washington. from February 1993 to October 1993. From November 1993 to March 1997 he served as Vice President of Operations of SDCC, Inc., a Scottsdale, Arizona general contracting firm owned by Steve Lambrecht. He attended the University of Washington from September 1987 to December 1992 while pursuing a Bachelor of Arts in Political Science. Corey A. Lambrecht is the son of Steven A. Lambrecht.

George T. Simon, esq. agreed to become an independent Director for ProductExpress.com aka PCI in January 1999 in conjunction with a commitment to purchase $200,000.00 of restricted stock under the George Simon Trust. Mr. Simon is a licensed attorney in the State of Ohio, and a partner in Grundell & Simon Co., L.P.A. Mr. Simon is also a license Real Estate Broker in Ohio and has Developed, Owned and Built over a one half million sq. ft. of Office, Commercial, and Retail Space, in addition to seven Restaurant and Entertainment Establishments. He has Developed, Owned and Managed over Fifteen Hundred Apartment Units. Recently, he Developed, Financed and Completed a 48,000 sq. ft. Restaurant and Entertainment Center as a Licensee of The World Wrestling Federation at Times Square in New York City. Prior to that, Mr. Simon Developed, Owned, and Joint Ventured the Debbie Reynolds Hotel and Casino in Las Vegas, Nevada with the World Wrestling Federation. He was Advisor to Former U.S. Congressman, Ohio 19th District Hon. Edward F. Feighan. Mr. Simon authored 'Health Care in the Work Place' (Small Business News) and has had Restaurant Authority Interviews with New York Times, Las Vegas Review, Las Vegas Sun, and the Cleveland Plain Dealer. Mr. Simon received his law degree from Case Western Reserve University, School of Law - JD, in addition to a MBA from Case Western Reserve University, Weatherhead School of Management and a B.S. degree from Myers College (Summa Cum Laude).

   Other Executives and Key Employees

   Karl Zeidler has been the Controller since February 1st, 2000, and worked previously as the Assistant Controller prior to that promotion, while employed at PCI. From January, 1996 to December, 1997, Mr. Zeidler served as Business Manager for Wadsworth Golf Construction Co. a domestic and international golf course construction co. From March 1994 to November 1995 he served as regional controller, for Anthony Crane Rental Co., the 2nd largest crane co in the world. From February 1986 to 1994 he served as Chief Financial Officer for Reliance Group, Inc. a holding company for five wholly owned subsidiaries that specialized in transportation services, crane rental, heavy rigging and equipment maintenance. From 1980-1986 served as Chief Financial Officer for Halmar Construction Co., that specialized in heavy and highway construction in New Jersey, New York , Connecticut, and Pennsylvania. Mr Zeidler received a Bachelor of Science Degree in accounting from Farleigh Dickinson University.

Pamela Johnson-Fulks has been Director of Fulfillment since November 1999. From 1996 to 1999 Ms. Fulks served as Plant Manager for Global Cassettes, an audio mass replication and distribution company. Fulfilling over 3,000,000 multiple units per month. From 1993 to 1996 she served as an independent consultant. In her capacity as private consultant she took start-up fulfillment centers from conception to full capacity profit centers. From 1979 to 1993, Ms. Fulks was a Worldwide Senior Manager with the ophthalmic division of Revlon Inc., specializing in inventory control, fulfillment and distribution. Revlon was the world's largest manufacturer and distributor of ophthalmic devices from 1982 through 1990. Ms. Fulks brings with her over 20-years experience in warehouse management, layout and design, job costing, shipping, inventory control and logistics. Ms. Fulks majored in business at PCC. Served as Secretary for WERC (Warehouse Education Research Council) from 1983 to 1989. Sat on the board of the Postal Committee in San Diego, Ca. from 1983 to 1994.

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

         The following persons did not file any Forms 4 during the fiscal year ended December 31, 1999 and have not provided PCI with a written representation that no such forms were required: William Anthony and Robert Manschot.

Item 10 - Executive Compensation

Summary Compensation Table

(a)                 (b)        (c)           (d)       (e)           (f)          (g)               (h)          (i)
                                                      Other                     Securities
Name and                                             Annual       Restricted    Underlying                   All Other
Principal                                           Compen-        Stock        Options/           LTIP      Compen-
Position           Year      Salary         Bonus    sation       Awards        SARs (#)         Payouts      sation
--------           ----      ------         -----   -------       ------        --------         -------     -------
                               ($)           ($)       ($)           ($)                            ($)
                               ---           ---       ---           ---                            ---
John               1999     $11,538(2)       --        --            --             --               --           --
Greenwell/         1998    $144,231
CEO(1)

Brendan            1999     $97,115(4)       --        --            --             --               --
McGinnis/COO/
V.P.Sales(3)

Scott              1999     $61,350(6)       --        --            --             --               --
Lambrecht/
CEO(5)

Jim Stanley/       1999     $29,470(8)       --        --            --             --               --
V.P. (7)
Purchasing
Secretary

Gary Sherman/      1999        -0-           --        --            --             --               --        7,500(10)
President(9)

Steve Lambrecht/   1999        -0-           --        --            --             --               --        7,500(12)
CEO/Sec. (11)      1998     $80,546                                                                           42,850

Corey Lambrecht/   1999     $65,968(14)      --        --            --           2,665(15)           --
V.P. Sales/
Mrktng(13) Asst.
Sec.

(1)      Left office May 17, 1999.

(2)      No salary or bonus after January 18, 1999.
(3)      Left office December 3, 1999.
(4)      Reduced Salary January 18 thru March 28.
(5)      Left office November 10, 1999.
(6)      Reduced Salary January 18 thru March 28.
(7)      Left office July 1, 1999.
(8)      Reduced Salary January 18 thru March 28.
(9)      Took office November 10, 1999.
(10)     Consulting fees as Director of Corp. Finance.
(11)     Took office November 10, 1999.
(12)     Consulting fees as Director of Corp. Development.
(13)     Took office December  3, 1999.
(14)     Reduced Salary January 18 thru March 28.
(15) Several Executives and some Key Employees agreed to a temporary reduction in salary.

         The Board of Directors agreed to give options at $1.50 in lieu of the reduced salary with a vesting period of one year. Only one Executive or Key Employee, Corey Lambrecht, is still employed with the Company and qualified for the vesting period ending March 28, 2000, for a total of 2,665 vested options at $1.50 per share.

EMPLOYEE STOCK OPTION PLAN FOR 2000

On January 5, 2000, the Board of Directors approved the following Stock Option Plan at an exercise of US$0.25 per share vested quarterly under performance criteria determined by Management and approved by the Board of Directors for certain key executives and employees:

         Pamela Johnson-Fulks - 10,000 options earned each Quarter per Employment Agreement.
         Henry Schubel - 10,000 options earned each Quarter per Employment Agreement.
         Karl Zeidler - 10,000 options earned each Quarter as determined by performance criteria.
         Corey Lambrecht- 10,000 options earned per Quarter determined by performance criteria.
         Jean Mills- 5,000 options earned per Quarter as determined by performance criterial.

All options are restricted as to Rule 144 (minumum one year) from date of vesting.

INDEPENDENT AUTHORIZED REPRESENTATIVE STOCK OPTION PLAN FOR 2000

In addition, it was approved by the Board of Directors that an all encompassing Stock Option Plan would be made available for the Independent Authorized Representative Broker Agents for ProductExpress.com that would be a percentage of the stock options as it relates to a percentage of the gross collectable billings for fulfillment and other services that each Authorized Representative's Clients business represented to ProductExpress.com. The total amount of Stock Options Available for this plan is authorized by the Board of Directors as follows: A total sum of 400,000 options for the year, granted at the end of the year, with the exercise prices set by taking 100,000 options each quarter at an exercise price that is the average market price for the open market trading of the Company's common shares for the first month of the quarter, starting with the first quarter of 2000. All options are restricted as to Rule 144 (minumum one year) from date of vesting.

Option/SAR Grants in Last Fiscal Year

                                Individual Grants

       (a)                  (b)                    (c)               (d)                (e)
                          Number of            % of Total
                          Securities          Options/SARs
                          Underlying           Granted to        Exercise or
                          Options/SARs        Employees in       Bsse Price
      Name                Granted (#)         Fiscal Year         ($/Sh)           Expiration Date
      ----                -----------         -----------         ------           ---------------
Corey Lambrecht/                                   ___            $1.50            April 1, 2003
V.P. Sales/ Mrkt.          2,665(1)
Asst. Corp. Secr.

Pamela Johnson/                                    ___            $0.25            December 29, 2002
Director of               15,000(2)                                                (5,000) options
Fulfillment Services                                                               February 1, 2003
                                                                                   (10,000)

(1)  Options earned in lieu of salary from January 18 to March 28, 1999.
(2) Options earned for securing first fulfillment contract (5,000) and 1st Quarter (10,000) as per employment contract (40,000 total potential) dated November 3, 1999.

(3) Aggregated Option/SAR Exercises in Last Fiscal Year and FY-End Option/SAR Values

       (a)                  (b)             (c)                (d)                         (e)
                                                          Number of Securities
                                                          Underlying Unexercised     Value of Unexercised
                                                          Options/SARs at FY-End     In-the-Money Options/SARs
                        Shares                            (#)                        at FY-End ($)
                        Acquired on     Value             Exercisable /              Exercisable /
      Name              Exercise        Realized ($)      Unexercisable              Unexercisable
      ----              --------        ------------      -------------               -------------
John Greenwell / CEO        --              --            10,000                     Not in-the-Money and
                                                          Exercisable                Exercisable June 30, 1999

Director Compensation Table

(a)                                    (b)              (c)                 (d)                (e)

                                      Annual                             Consulting
                                     Retainer          Meeting           Fees/Other         Options/$
Name                                 Fees ($)          Fees ($)           Fees ($)          Shares (#)
----                                 --------          --------           --------          ----------
William L. Anthony                      --                0                  --                 1,875

John E. Greenwell                       --                0                  --                    0

Robert H. Manschot                      --                0                  --                 1,250

Steve Lambrecht                         --                0                  --                    0

Greg Lambrecht                          --                0                  --                 3,750

Colin Jones                             --                0                  --                 3,750

Gary J. Sherman                         --                0                  --                    0

Mark Jazwin                             --                0                  --                 1,250

Employment Agreements

   JOHN E. GREENWELL had an at-will Employment Agreement with PCI as President, Chief Executive Officer and Chief Operating Officer. The initial salary was $120,000, but increased, pursuant to the agreement's terms, to $150,000 a year upon his becoming Chief Executive Officer on March 1, 1998. Mr. Greenwell is eligible for any bonus plan or stock option plan offered to other comparable executives and was granted a bonus of $50,000 for the fiscal year ending December 31, 1998. As of March 31, 1999 Mr. Greenwell had agreed to defer payment of the $50,000 bonus for the fiscal year ending December 31, 1998. Additionally, as of January 18, 1999 to the date of his resignation, Mr. Greenwell had declined to accept any payment for his services rendered to PCI. Given the performance and financial condition of the Company, the Board of Directors voted to not pay the bonus, and accepted the declination of his payment for services.

  COREY A. LAMBRECHT has an at-will Employment Agreement with PCI as National Sales Account representative and has been promoted to V.P. of Sales/Marketing and Assistant Corp. Secretary. The initial salary in 1997 was $60,000 with a severance provision. Currently it is $70,000 per year. Stock Options have been made available at 10,000 per quarter for a total of 40,000 for the year 2000, based on performance criteria approved by the board.

  PAMELA JOHNSON has an at-will Employment Agreement with PCI as Director of Fulfillment Services. The initial salary was $50,000 in November,1999. Currently it is $25.00 per hour not to exceed $50,000 year. Stock Options have been made available at 10,000 per quarter for a total of 40,000 for the year 2000, based on performance criteria approved by the board, with an additional 5,000 options granted for obtaining the first fulfillment contract.

Consulting Agreements. During 1999, we also had arrangements with the following consultants:


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

GARY SHERMAN AND STEVEN LAMBRECHT On September 23,1999 as part of a Board of Directors resolution and approval by the Independent Directors, Gary Sherman and Steven Lambrecht were to receive $7,500.00 each on a monthly basis for six months minimum and the remaining warrants of the 2.5 million authorized by the Independent Directors, for their efforts as Directors of Corporate Development and Finance in arranging fulfillment contracts, and the ongoing financing needs of the Company. By November 9, 1999 their positions were expanded to include President and CEO. They accepted one $7,500 payment each for October, 1999 and January ,2000 and have retained 1 million and 750,000 warrants, respectively, for services rendered throughout 1999 and the first Qtr. 2000, in lieu of salary, options, and stock.

   STANDING ARRANGEMENTS FOR OUTSIDE DIRECTOR COMPENSATION. PCI has standing arrangements to grant each outside director options to purchase 5,000 shares of common stock and the Chairman additional options to purchase 2,500 shares of common stock on February 1 of each year at the market price on the date of the grant, but not less than $5.25 per share, to vest in quarterly increments of 1,250 (1,875 for the Chairman) and which shall be exercisable 1 to 5 years from the date each quarterly increment vests. The options are non-qualified. To date, PCI has not formally granted any such options to the outside directors. PCI also pays all outside directors, including non-employee directors, for all meetings attended (whether regular or additional meetings) at the rate of $350 per meeting for meetings of up to four (4) hours and $750 per meeting for meetings over four (4) hours. Due to severe financial constraints in 1999 the Board of Directors Agreed that no monetary considerations could be paid to the Board Members.

Item 11 - Security Ownership of Certain Beneficial Owners and Management

   The following tables set forth certain information regarding shares of common stock beneficially owned as of March 31, 2000 by (i) each person or group known to PCI, which beneficially owns more than 5% of the common stock; (ii) each of PCI's officers and directors; and (iii) all officers and directors as a group. The percentage of beneficial ownership is based on 3,939,092 shares outstanding on March 31, 2000 plus, for each person or group, any securities that person or group has the right to acquire within 60 days pursuant to options, warrants, conversion privileges or other rights. Unless otherwise indicated, the following persons have sole voting and investment power with respect to the number of shares set forth opposite their names:

   Security Ownership of Certain Beneficial Owners

Title of          Name and Address of                       Amount and Nature of             Percent
Class             Beneficial Owner                          Beneficial Ownership             of Class
-----             ----------------                          --------------------             --------
Common            George Simon Trust                             1,200,000(2)                 14.53%
                  737 Bolivar Road 4th Floor
                  Cleveland, Ohio 44115

Common            Steven A. Lambrecht                            1,015,006(1)(2)              12.29%
                  12072 North 118th Street
                  Scottsdale, Arizona 85259

Common            Gary J. Sherman                                1,007,400(2)                 12.20%
                  6063 E. Cortez Dr.
                  Scottsdale, Arizona 85254

Common            John E. Greenwell                                486,600(1)                  5.89%
                  16216 N. 63rd Place
                  Scottsdale, Arizona 85254

(1) Includes shares which may be acquired by the exercise of options within 60 days as follows: Steven A. Lambrecht, 21,250 shares, John E. Greenwell, 50,000 shares.

(2) Includes shares which may be acquired by the exercise of warrants within 60 days as follows: George Simon Trust, 400,000, Steven A. Lambrecht 750,000, Gary J. Sherman 1,000,000

   Security Ownership of Management

Title of          Name and Address of                     Amount and Nature of         Percent
Class             Beneficial Owner                        Beneficial Ownership         of Class
-----             ----------------                        --------------------         --------
Common            George Simon (Trust)                        1,200,000(1)              14.53%
                  737 Bolivar Road 4th Floor
                  Cleveland, Ohio 44115

Common            Steven A. Lambrecht                         1,015,006(1)(2)           12.29%
                  12072 North 118th Street
                  Scottsdale, Arizona 85259

Common            Gary Sherman                                1,007,400(1)              12.20%
                  6063 E. Cortez Drive
                  Scottsdale, Arizona 85254

Common            Corey A. Lambrecht                             87,865(1)(2)            1.06%
                  8275 E. Bell Road
                  Apt. 3139
                  Scottsdale, Arizona 85260

Common            All Officers and Directors                  3,310,271(1)(2)           38.96%
                  as a group (4 persons)

(1) Includes shares which may be acquired by the exercise of options or warrants within 60 days as follows: George Simon (Trust), 400,000 shares, Gary J. Sherman, 1,000,000 shares, Steven A. Lambrecht, 776,250 shares, Corey A. Lambrecht, 12665.

(2) Steven A. Lambrecht is the father of Corey A. Lambrecht. Each of the Lambrechts disclaims any beneficial interest in the shares held by the others.

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

   We currently have one independent director, George T. Simon. Our independent directors have had access, at our expense, to our counsel or to independent counsel, and a majority of the independent directors have ratified all related-party transactions that are ongoing.

   JONES/LAMBRECHT NOTES RECEIVABLE. Colin A. Jones and Greg P. Lambrecht each delivered to PCI long term promissory notes for $43,112.50. The notes are dated December 31, 1996, accrue interest at six percent, and all interest and principal are due on March 31, 1999. The notes relate to CAN-AM receivables which accrued prior to PCI's acquisition of all of CAN-AM's outstanding stock on December 31, 1996. The independent directors have approved a one-time extension for the repayment of these notes to September 30, 1999. In exchange, Messrs. Jones and Lambrecht have agreed to increase the interest rate for the notes from six to ten percent. The notes have been adjusted as per the signed agreement of the Board of Directors dated September 21, 1999 Section 2.h which reads as follows: At the time of replacement of current board members, Greg Lambrecht and Colin Jones, all past due Board of Directors fees due them will be credited against: (i.) all the interest and the principal of the their notes due to PCIG to that date will be adjusted to reflect a credit against all Board of Directors meetings to that date that have not been paid and, (ii.) a continuance of the due date for the balance of their notes after credits and future interest thereafter, for one year from the date of their replacement as board members. Collin Jones resigned as a Member of the Board on September 23, 1999 and Greg Lambrecht resigned as a Member of the Board on November 9, 1999.

   SINGLE CIGAR, INC. As discussed in PCI's Form 10QSB filed for the quarter ended September 30, 1998, PCI entered into a Supplier Agreement with Single Cigars, Inc., a wholly owned subsidiary of Single Stick, Inc., dated October 5, 1998, under which Single Cigars, Inc. will supply little cigars known as Prime Time(TM) and countertop control units exclusively to PCI for distribution by PCI. Greg Lambrecht, a director of PCI, has entered into a consulting arrangement with Single Stick, Inc. Pursuant to his relationship with Single Stick, Inc., Greg Lambrecht will receive consideration including two percent (2%) of the net collected sales price received by Single Stick, Inc. from sales of Prime Time(TM) to PCI, as well as shares of Single Stick, Inc. if certain sales criteria are met for the Prime Time(TM) product. Additionally, Greg Lambrecht received a retainer and shares of Single Stick, Inc. under his consulting agreement with Single Stick, Inc. PCI's Board of Directors including all of PCI's independent directors, have approved the transaction with Single Stick, Inc. and have found the terms to be fair to PCI. On November 9, 1999 Greg Lambrecht resigned from the Board of Directors, and as of December 31, 1999 PCI was no longer allowed to buy Prime Time from Single Stick.


Item 13 - Exhibits and Reports on Form 8-K

   (a)   Exhibits

Exhibit Number      Exhibit Name                                                  Method of Filing
--------------      ------------                                                  ----------------
3.1                 Articles of Incorporation                                     **

3.2                 By-Laws, as amended                                           ***

4.1                 Specimen Common Stock Certificate                             ****

4.2                 Description of Rights of Security Holders                     *****

10.1                Accounts Receivable Line of Credit with Alliance Financial    Exhibit filed herewith*
                    Capital dated March 12, 1999.

27.1                Financial Data Schedule                                       Exhibit filed herewith

99.1                "Underwriting" section of Registration Statement on Form      ******
                    SB-2

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

***** Incorporated by reference to Exhibit 4.1 of Registration Statement on Form SB-2 (file no. 333-29985) declared effective on August 21, 1997.

****** Incorporated by reference to pages 56-57 of Registration Statement on Form SB-2 (file no. 333-29985) declared effective on August 21, 1997.


   (b)   Reports on Form 8-K

   Date of                      Date
   Report                       Filed                              Description
   ------                       -----                              -----------
   January 15, 1999             January 15, 1999              Disclosure of Proposition 65 Litigation
                                                              Potential Nasdaq Delisting and Status
                                                              of Financing

   June 17, 1999                June 17, 1999                 Disposition of Assets-Sale of Can-Am
                                                              Nasdaq Delisting Appointment new Chief
                                                              Executive Officer

   September 27, 1999           September 27, 1999            Boston Stock Exchange Delisting
                                                              Appointment Board of Directors
                                                              Distributorship Agreement  -
                                                              Prime-Time

   November 9, 1999              November 9, 1999             Resignation of CEO

   In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PREMIUM CIGARS INTERNATIONAL, LTD.


By:     /s/ Steven A. Lambrecht
        -----------------------
     Steven A. Lambrecht, Chief Executive
     Officer and Corp. Secretary

By:    /s/ Gary J. Sherman
       -------------------
     Gary J. Sherman, President

Date:     May 8, 2000

   In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         Signature                          Title                                 Date
         ---------                          -----                                 ----
By:    /s/ Steven A. Lambrecht      Director, Chief Executive                   05/08/00
       -----------------------      Officer, and Secretary
     Steven A. Lambrecht

By:    /s/ Gary Sherman             Director, President                         05/08/00
       ----------------
     Gary Sherman

By:    /s/ Karl R. Zeidler          Controller and principal accounting         05/08/00
       -------------------          officer
     Karl R. Zeidler

By:    /s/ George T. Simon          Director                                    05/08/00
       -------------------
    George T. Simon

By:    /s/ Corey A. Lambrecht       Vice President of Sales/Marketing           05/08/00
       ----------------------       and Assistant Secretary
    Corey A. Lambrecht

                       PREMIUM CIGARS INTERNATIONAL, LTD.

                              FINANCIAL STATEMENTS

                               For The Years Ended
                           December 31, 1999 and 1998

                          INDEPENDENT AUDITORS' REPORT


To The Board of Directors of
Premium Cigars International, Ltd.

We have audited the accompanying balance sheet of Premium Cigars International, Ltd. as of December 31, 1999, and the related statements of operations, comprehensive operations, changes in stockholders' equity (deficit), and cash flows for the years ended December 31, 1999 and 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Premium Cigars International, Ltd. as of December 31, 1999, and the results of its operations, statements of comprehensive operations, changes in stockholders' equity (deficit), and its cash flows for the years ended December 31, 1999 and 1998, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 16 to the financial statements, the Company's significant operating losses raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Semple & Cooper, LLP

Phoenix, Arizona
April 14, 2000

                       PREMIUM CIGARS INTERNATIONAL, LTD.
                                  BALANCE SHEET
                                December 31, 1999

                                     ASSETS

Current Assets:
   Cash                                                                                                   $    4,096
   Accounts receivable - trade, net (Note 1)                                                                  48,278
   Available for sale securities (Notes 1 and 2)                                                              11,000
   Inventory, net (Notes 1 and 5)                                                                              3,718
   Other current assets                                                                                        7,369
                                                                                                          ----------

        Total Current Assets                                                                                  74,461


Property and Equipment, net (Notes 1 and 6)                                                                  289,224

Deposits                                                                                                      18,622
                                                                                                          ----------

        Total Assets                                                                                      $  382,307
                                                                                                          ==========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
   Accounts payable - trade                                                                               $  796,115
   Accrued expenses
     - tobacco taxes                                                                                         274,153
     - other                                                                                                 118,254
                                                                                                          ----------

        Total Current Liabilities                                                                          1,188,522
                                                                                                          ----------

Commitments and Contingencies: (Note 8)                                                                         -
                                                                                                          ----------
Stockholders' Deficit: (Note 9)
   Common stock - no par value, 10,000,000 shares authorized,
     4,491,092 shares issued and outstanding                                                               8,995,586
   Additional paid-in capital                                                                                150,000
   Common stock warrants                                                                                       1,710
   Accumulated deficit                                                                                    (9,911,511)
                                                                                                          ----------
                                                                                                            (764,215)
Net Unrealized Loss on Available for Sale Securities (Note 2)                                                (42,000)
                                                                                                          ----------

Total Stockholders' Deficit                                                                                 (806,215)
                                                                                                          ----------

        Total Liabilities and Stockholders' Deficit                                                       $  382,307
                                                                                                          ==========










                   The Accompanying Notes are an Integral Part
                           of the Financial Statements

                       PREMIUM CIGARS INTERNATIONAL, LTD.
                            STATEMENTS OF OPERATIONS
                 For The Years Ended December 31, 1999 and 1998

                                                                                       1999                   1998
                                                                                       ----                   ----
Net Sales                                                                          $ 4,021,859            $ 6,900,927

Cost of Sales                                                                        2,871,043              5,153,947

Charge for Inventory Adjustment (Note 8)                                                  -                   427,830
                                                                                   -----------            -----------

Gross Profit                                                                         1,150,816              1,319,150

Selling, General and Administrative                                                  3,560,747              5,040,507

Officers' Severance Pay                                                                   -                   395,173
                                                                                   -----------            -----------

Loss from Operations                                                                (2,409,931)            (4,116,530)
                                                                                   -----------            -----------

Other Income (Expenses):
  Interest income                                                                       11,938                 96,520
  Interest expense                                                                     (47,607)                   (46)
  Loss on disposal of cigars, humidors,
    fixed assets and subsidiary                                                     (1,254,903)               (15,492)
  Other                                                                                (69,658)                 9,567
  Foreign currency transaction loss                                                       -                    (3,844)
                                                                                   -----------            -----------

                                                                                    (1,360,230)                86,705
                                                                                   -----------            -----------

Net Loss                                                                           $(3,770,161)           $(4,029,825)
                                                                                   ===========            ===========

Basic Net Loss per Share (Note 1)                                                  $      (.95)           $     (1.16)
                                                                                   ===========            ===========

Weighted Average Number of Shares Outstanding                                        3,958,681              3,469,042
                                                                                   ===========            ===========

                   The Accompanying Notes are an Integral Part
                           of the Financial Statements

                       PREMIUM CIGARS INTERNATIONAL, LTD.
                     STATEMENTS OF COMPREHENSIVE OPERATIONS
                 For The Years Ended December 31, 1999 and 1998

                                                                                       1999                   1998
                                                                                       ----                   ----

Net Loss                                                                           $(3,770,161)           $(4,029,825)

Other Comprehensive Income (Loss):
  Foreign currency translation adjustment                                               73,072                (76,443)
  Unrealized loss on available for sale securities                                     (42,000)                  -
                                                                                   -----------            -----------

Comprehensive Loss                                                                 $(3,739,089)           $(4,106,268)
                                                                                   ===========            ===========

                   The Accompanying Notes are an Integral Part
                           of the Financial Statements

                       PREMIUM CIGARS INTERNATIONAL, LTD.
             STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                 For The Years Ended December 31, 1999 and 1998


                                                                                                       Unrealized
                                                                                                          Loss
                                                                     Additional                        on Available
                                          Common Stock                 Paid-in          Common Stock    for Sale
                                    Shares           Amount            Capital            Warrants     Securities
                                    ------           ------            -------            --------     ----------



Balance at December 31,
  1997.......................      3,469,092      $ 8,655,339      $   150,000      $     1,710      $      --

Aggregate adjustment
  resulting from translation
  of financial statements
  into U.S. dollars ........             --               --               --               --               --

Net loss for the year ended
  December 31, 1998 ........             --               --               --               --               --
                                  -----------      -----------      -----------      -----------      -----------
Balance at December 31,
  1998......................        3,469,092        8,655,339          150,000            1,710             --

Issuance of common stock ...        1,022,000          340,247             --               --               --

Aggregate adjustment
  resulting from translation
  of financial statements
  into U.S. dollars ........             --               --               --               --               --

Change in net unrealized
  loss on available for
  sale securities ..........             --               --               --               --            (42,000)


Net loss for the year ended
  December 31, 1999 ........             --               --               --               --               --
                                  -----------      -----------      -----------      -----------      -----------
Balance at December 31,
  1999......................        4,491,092      $ 8,995,586      $   150,000      $     1,710      $   (42,000)
                                  ===========      ===========      ===========      ===========      ===========


                                     Foreign
                                    Currency                               Total
                                   Translation     Accumulated          Stockholders'
                                   Adjustment        Deficit           Equity (Deficit)
                                   ----------        -------           ----------------


Balance at December 31,
  1997......................      $     3,371       $(2,111,525)      $ 6,698,895

Aggregate adjustment
  resulting from translation
  of financial statements
  into U.S. dollars ........          (76,443)             --             (76,443)

Net loss for the year ended
  December 31, 1998 ........             --          (4,029,825)       (4,029,825)
                                  -----------       -----------       -----------
Balance at December 31,
  1998......................          (73,072)       (6,141,350)        2,592,627

Issuance of common stock ...             --                --             340,247

Aggregate adjustment
  resulting from translation
  of financial statements
  into U.S. dollars ........           73,072              --              73,072

Change in net unrealized
  loss on available for
  sale securities ..........             --                --             (42,000)


Net loss for the year ended
  December 31, 1999 ........             --          (3,770,161)       (3,770,161)
                                  -----------       -----------       -----------
Balance at December 31,
  1999......................      $        --       $(9,911,511)      $  (806,215)
                                  ===========       ===========       ===========

                   The Accompanying Notes are an Integral Part
                           of the Financial Statements

                       PREMIUM CIGARS INTERNATIONAL, LTD.
                            STATEMENTS OF CASH FLOWS
                 For The Years Ended December 31, 1999 and 1998

                                                           1999                1998
                                                           ----                ----

Increase (Decrease) in Cash:
Cash flows from operating activities:
   Cash received from customers                        $  4,346,271       $  6,783,202
   Cash paid to suppliers and employees                  (5,157,390)       (10,015,845)
   Interest paid                                            (47,607)               (46)
   Interest received                                         11,938             89,622
                                                       ------------       ------------

        Net cash used for operating activities             (846,788)        (3,143,067)
                                                       ------------       ------------
Cash flows from investing activities:
   Collection of loans receivable                             5,809               --
   Proceeds from sale of investments                           --            3,470,471
   Purchase of humidors                                     (17,937)          (799,947)
   Purchase of fixed assets                                  (2,925)          (591,647)
   Proceeds from sale of fixed assets                        13,724              8,284
   Proceeds from sale of subsidiary                         375,000               --
                                                       ------------       ------------

        Net cash provided by investing activities           373,671          2,087,161
                                                       ------------       ------------
Cash flows from financing activities:
   Proceeds from issuance of common stock                   308,997               --
                                                       ------------       ------------

        Net cash provided by financing activities           308,997               --
                                                       ------------       ------------

Effect of exchange rate changes on cash                        --              (40,243)
                                                       ------------       ------------

Net decrease in cash                                       (164,120)        (1,096,149)

Cash at beginning of year                                   168,216          1,264,365
                                                       ------------       ------------

Cash at end of year                                    $      4,096       $    168,216
                                                       ============       ============

                   The Accompanying Notes are an Integral Part
                           of the Financial Statements

                       PREMIUM CIGARS INTERNATIONAL, LTD.
                      STATEMENTS OF CASH FLOWS (CONTINUED)
                 For The Years Ended December 31, 1999 and 1998

                                                                                      1999              1998
                                                                                      ----              ----
Reconciliation of Net Loss to Net Cash Used for
  Operating Activities:
Net Loss                                                                          $(3,770,161)      $(4,029,825)
                                                                                  -----------       -----------
Adjustments to reconcile net loss to net cash used for operating activities:
    Depreciation and amortization                                                     599,441           793,649
    Loss on disposal of cigars, humidors,
      fixed assets and subsidiary                                                   1,254,903            15,492
    Accrued interest added to principal of notes
      receivable - related parties                                                       --              (6,898)
    Effect of changes in foreign currency                                                --               3,844
    Write-off of organizational costs                                                  26,536

Changes in Assets and Liabilities:
    Accounts receivable - trade                                                       512,981            58,436
    Inventory                                                                         471,803           (19,542)
    Other current assets                                                               31,737            22,278
    Deposits                                                                           10,955           (19,460)
    Accounts payable - trade                                                          (53,633)          387,296
    Accrued expenses
      - tobacco taxes                                                                 170,823          (299,507)
      - other                                                                        (102,173)          (48,830)
                                                                                  -----------       -----------

                                                                                    2,923,373           886,758
                                                                                  -----------       -----------

Net cash used for operating activities                                            $  (846,788)      $(3,143,067)
                                                                                  ===========       ===========

                   The Accompanying Notes are an Integral Part
                           of the Financial Statements

                       PREMIUM CIGARS INTERNATIONAL, LTD.
                          NOTES TO FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies, Nature of Operations and Use of Estimates:

         Nature of Operations:

         Premium Cigars International, Ltd. (the "Company") is a Corporation organized under the laws of the State of Arizona on December 16, 1996. CAN-AM International Investments Corp. (CAN-AM), a British Columbia Canadian corporation, was incorporated on June 20, 1996. The Company acquired all of the outstanding stock of CAN-AM on December 31, 1996. The business purpose of the Company was the distribution of premium cigars using countertop humidors in convenience stores, grocery stores and other retail outlet markets. The Company conducts business throughout the United States. The Company's wholly-owned subsidiary, CAN-AM, operated throughout greater Canada. In May, 1999, the Company sold its interest in CAN-AM. In addition, effective December 31, 1999, the Company ceased substantially all of its tobacco product sales. It is management's intention to change the business focus of the Company to fulfillment services, wherein the Company will utilize its experience in order processing, shipping and distribution to deliver goods or services for various customers. Fulfillment services commenced in the latter part of December, 1999.

         Principles of Consolidation:

         The financial statements include the activity of Premium Cigars International, Ltd., together with its wholly-owned subsidiary, CAN-AM, until the time of the sale of CAN-AM in May, 1999. All significant intercompany accounts and transactions have been eliminated.

         Pervasiveness of Estimates:

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities, at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         Significant estimates are used when accounting for allowance for doubtful accounts, inventory reserves, depreciation and amortization, accruals, taxes, contingencies, tobacco tax, liabilities and sales returns, which are discussed in the respective notes to the financial statements.

         Accounts Receivable - Trade:

         The Company follows the allowance method of recognizing uncollectible accounts receivable. The allowance method recognizes bad debt expense as a percentage of accounts receivable based on prior collection history and a review of individual accounts outstanding. At December 31, 1999, an allowance has been provided for potentially uncollectible accounts receivable in the amount of $143,676.

         Inventory:

         Inventory is stated at the lower of cost, first-in, first-out method, or market. Inventory quantities are periodically reviewed by management for spoilage, and/or obsolescence, and an allowance is established to provide for same.

         Available for Sale Securities:

         Securities investments that the Company holds for the purpose of selling over an undetermined period are classified as available-for-sale securities. Available-for-sale securities are reported at fair value with unrealized gains and losses reported as a separate component of stockholders' equity.

                       PREMIUM CIGARS INTERNATIONAL, LTD.
                    NOTES TO FINANCIAL STATEMENTS (Continued)

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

                 Computer equipment              3 years
                 Equipment                     5-7 years
                 Furniture and fixtures        5-7 years

         Maintenance and repairs that neither materially add to the value of the property nor appreciably prolong its life are charged to expense as incurred. Betterments or renewals are capitalized when incurred. For the years ended December 31, 1999 and 1998, depreciation expense was $174,911 and $138,049, respectively.

         Humidors:

         Humidors were used to display cigars for sale at retail outlets. The humidors were being amortized ratably over a two (2) year period. For the years ended December 31, 1999 and 1998, amortization expense was $424,530 and $647,435, respectively. Any remaining book value for humidors was written off in 1999, when the Company changed its operational focus to fulfillment services.

         Advertising Costs:

         Advertising costs are charged to operations when incurred. For the years ended December 31, 1999 and 1998, advertising expense was $5,323 and $120,152, respectively.

         Organization Costs:

         Organization costs consist of costs incurred in relation to the formation of the Corporation and its wholly-owned subsidiary. Prior to January, 1999, these costs were being amortized ratably over five (5) years. Effective January 1, 1999, the Company elected to adopt the American Institute of Certified Public Accountants Statement of Position (SOP) No. 98-5, "Reporting on the Costs of Start-Up Activities", to account for its organization costs. SOP No. 98-5 requires that start-up costs, including organization costs, be expensed as incurred and that unamortized start-up costs be expensed in the period in which the SOP is adopted. During the year ended December 31, 1999, the Company recorded amortization expense of $26,536 to fully amortize these organization costs.

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

                       PREMIUM CIGARS INTERNATIONAL, LTD.
                    NOTES TO FINANCIAL STATEMENTS (Continued)

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

         Diluted earnings per share are computed based on the weighted average number of shares of common stock and dilutive securities outstanding during the period. Dilutive securities are options that are freely exercisable into common stock at less than market exercise prices. Dilutive securities are not included in the weighted average number of shares when inclusion would increase the earnings per share or decrease the loss per share.

2.       Investment Securities:

         The amortized cost and fair value (based on quoted market prices) of equity securities at December 31, 1999 are shown below. below:

                                                                        Securities Available-for-Sale

                                                                                                                 Gross
                                                                 Amortized                                    Unrealized
                                                                   Cost                Fair Value               Losses
                                                                   ----                ----------               ------
              Equity Investments                                $   53,000             $   11,000            $   42,000
                                                                ==========             ==========            ==========


         Stockholders' deficit for the year ended December 31, 1999 includes unrealized holding losses of $42,000.

                       PREMIUM CIGARS INTERNATIONAL, LTD.
                    NOTES TO FINANCIAL STATEMENTS (Continued)

3.      Related Party Transactions:

        Notes Receivable - Related Parties:

        At December 31, 1999, notes receivable - related parties are comprised of 6% interest bearing notes from two (2) stockholders in the aggregate amount of $94,212. The notes and all accrued interest are due on March 31, 2000. Included in the principal balance at December 31, 1998 is accrued interest in the amount of $7,987. As of December 31, 1999, the notes have been fully reserved due to the uncertainty of their ultimate collection.

4.      Fair Value of Financial Instruments:

        The fair market value of notes receivable - related parties cannot be determined due to its related party nature. The fair market value of accounts receivable, accounts payable and accrued expenses approximate their carrying value due to their short-term nature.

5.      Inventory:

        As of December 31, 1999, inventory consists of the following:


                 Cigars                                                                        $   18,455

                 Less: reserve for inventory spoilage
                         and obsolescence                                                         (14,737)
                                                                                               ----------
                                                                                               $    3,718
                                                                                               ==========


6.      Property and Equipment:

        At December 31, 1999, property and equipment consists of the following:

                 Computer equipment                                                            $  246,639
                 Equipment                                                                         58,598
                 Furniture and fixtures                                                           228,809
                 Leasehold improvements                                                            43,450
                                                                                               ----------
                                                                                                  577,496
                 Less: accumulated depreciation                                                  (288,272)
                                                                                               ----------
                                                                                               $  289,224
                                                                                               ==========

7.      Income Taxes:

        At December 31, 1999, the Company has available approximately $7,900,000 of U.S operating loss carryforwards that may be applied against future taxable income, expiring as follows:

              Expiration During                                                                 Amount of Unused
            Year Ended December 31,                                                         Operating Loss Carryforwards
            -----------------------                                                         ----------------------------
                         2004                                                                     $     -
                         2005                                                                           -
                         2012                                                                      1,400,000
                         2013                                                                      3,200,000
                         2014                                                                      3,300,000
                                                                                                  ----------
                                                                                                  $7,900,000
                                                                                                  ==========

                       PREMIUM CIGARS INTERNATIONAL, LTD.
                    NOTES TO FINANCIAL STATEMENTS (Continued)

7.      Income Taxes: (Continued)

        As of December 31, 1999, deferred income tax assets consist of:

                 Net operating loss carryforwards                             $2,464,000
                 Other                                                            75,000
                                                                              ----------
                                                                               2,539,000
                 Less: valuation allowance                                    (2,539,000)
                                                                              ----------
                 Total deferred taxes                                         $     -
                                                                              ==========


        The Company has established a valuation allowance equal to the full amount of the deferred tax asset because of the uncertainty of the utilization of the asset.

8.      Commitments and Contingencies:

        Operating Leases:

        In February, 1998, the Company entered into a non-cancellable lease agreement for office and warehouse space in Scottsdale, Arizona, expiring April 30, 2003. The terms of this lease provide for monthly payments ranging from $18,000 to $19,000. The lease terms also require the Company to pay common area maintenance, taxes, and certain other incidental costs.

        In addition to the above, the Company leases office equipment under a non-cancellable lease agreement expiring in November, 2002. The lease requires monthly payments of $645.

        A schedule of future minimum lease payments due under the above mentioned non-cancellable operating lease agreements for each of the next four (4) years, is as follows:

                    Year Ending
                    December 31,                                                           Amount
                    ------------                                                           ------
                       2000                                                            $  223,740
                       2001                                                               231,740
                       2002                                                               235,095
                       2003                                                                76,000
                                                                                       ----------
                                                                                       $  766,575
                                                                                       ==========


        For the years ended December 31, 1999 and 1998, rent expense under the aforementioned operating lease agreements was $235,347 and $281,750, respectively.

        Purchase Agreement:

        In October, 1998, the Company entered into an agreement with a vendor for future cigar purchases. The agreement was for a period of five (5) years, with an automatic five (5) year renewal. The agreement provided for future minimum purchases required by the Company, at a price of $.16 per unit, with a total purchase commitment of approximately $78,000,000. In 1999, due to an alleged lack of performance and payment on the contract, the vendor nullified the contract with the Company.

        In addition, the Company was notified in 1999 by Brown & Williamson Tobacco Company (B&W) that there was a potential trademark infringement by the Company in the use of the name "Prime Time" vs. B&W's trademark cigarette, "Prime". Management believes this issue was resolved when the Company ceased distributing the Prime Time product.

                       PREMIUM CIGARS INTERNATIONAL, LTD.
                    NOTES TO FINANCIAL STATEMENTS (Continued)

8.      Commitments and Contingencies: (Continued)

        Financial Relations Agreement:

        On December 15, 1998, the Company entered into an agreement for the performance of various financial and public relation duties. The agreement was for a term of eighteen (18) months, with monthly payments of $5,500. The agreement also required that the Company sell the provider 100,000 shares of common stock at a price of $.01 per share. The stock sale was to be final pending attainment of certain criteria. The contract was terminated in April, 1999, with a final agreement transferring full ownership of the 100,000 shares of common stock to the vendor at an approximate value of $34,997.

9.      Stockholders' Equity:

        Common Stock Options and Warrants:

        During the year ended December 31, 1999, the Company issued 1,750,000 options to officers and directors of the Company. The options are exercisable at $.25 per share and expire three (3) years from the date of issuance. An additional 2,665 options were issued to an employee of the Company. These options are exercisable at $1.50 per share and expire three (3) years from the date of issuance. As of December 31, 1999, none of the options have been exercised.

        During the year ended December 31, 1999, the Company issued 270,000 warrants to various investors in connection with private placements. The warrants are exercisable at $.25 per share and expire three (3) years from the date of issuance. As of December 31, 1999, none of the warrants have been exercised.

        During the year ended December 31, 1998, the Company issued 20,000 options to an officer of the Company. The options are exercisable at $5.25 per share and expire five (5) years from the date of issuance. As of December 31, 1999, none of the options have been exercised.

        During the nine months ended December 31, 1997, the Company issued 257,500 options to directors and officers of the Company, with 247,500 exercisable at $5.25 per share, and 10,000 exercisable at $2.69 per share. The options expire five (5) years from the date of issuance, with vesting periods of zero (0) to three (3) years and are exercisable one
        (1) year after the vesting date. As of December 31, 1999, none of the options have been exercised.

        During the nine month period ended December 31, 1997, the Company, in connection with the bridge financing, issued warrants to purchase 380,226 shares of common stock with 361,215 exercisable at $2.63 per share, and 19,011 exercisable at $5.25 per share. The warrants expire five (5) years from the date of issuance. As of December 31, 1999, none of the warrants have been exercised.

        During the nine month period ended December 31, 1997, the Company issued underwriter warrants to purchase 170,952 shares of common stock, exercisable at $8.40 per share, expiring five (5) years from the date of issuance, and exercisable one (1) year after grant date. As of December 31, 1999, none of the warrants have been exercised.

        During the nine month period ended December 31, 1997, the Company issued 50,000 options to its public relations firm, exercisable at $8.40 per share, expiring five (5) years from the date of issuance. The options vest ratably over a five (5) year period and become exercisable one (1) year after the vest date. No value was assigned on this transaction. As of December 31, 1999, none of the options have been exercised.

                       PREMIUM CIGARS INTERNATIONAL, LTD.
                    NOTES TO FINANCIAL STATEMENTS (Continued)

9.       Stockholders' Equity: (Continued)

         Common Stock Options and Warrants: (Continued)

         The following summarizes stock option and warrant transactions outstanding as of December 31, 1999:

                                                                   Stock                                     Weighted Average
                                                                  Options              Warrants               Exercise Price
                                                                  -------              --------               --------------
        Prior Years                                               327,500              551,178                $   4.94

        Current Year                                            1,752,665              270,000                $    .25
                                                                ---------              -------

                                                                2,080,165              821,178
                                                                =========              =======


         Information relating to stock options and warrants at December 31, 1999, summarized by exercise price, are as follows:

                                  Exercise                                Weighted
                                   Price                                  Average
                                    per              Number                 Life                     Number
                                   Share           Outstanding             (Years)                 Exercisable
                                   -----           -----------             -------                 -----------
                                  $2.63                361,215                4                      361,215
                                  $2.69                 10,000                4                       10,000
                                  $5.25                286,511                4                      286,511
                                  $8.40                220,952                4                      220,952
                                  $ .25              2,020,000                3                    2,020,000
                                  $1.50                  2,665                2.3                      2,665
                                                     ---------                                     ---------

                                                     2,901,343                                     2,901,343
                                                     =========                                     =========


         All stock options issued to employees have an exercise price not less than the fair market value of the Company's common stock on the date of grant. In accordance with accounting for such options utilizing the intrinsic value method, there is no related compensation expense recorded in the Company's financial statements for the years ended December 31, 1999 and 1998. Pro forma information regarding net loss and loss per share are required by SFAS No. 123. Had compensation cost for stock-based compensation been determined based on the fair value of the options at the grant dates consistent with the method of SFAS No. 123, the Company's net loss and loss per share for the years ended December 31, 1999 and 1998, would have been increased to the pro forma amounts presented below:

                                                                         1999                 1998
                                                                         ----                 ----
            Net Loss:
              As reported                                            $(3,770,161)         $(4,029,825)
              Pro forma                                               (4,050,461)          (4,105,725)

            Loss per Share:
              As reported                                            $      (.95)         $     (1.16)
              Pro forma                                                    (1.02)               (1.18)

         The fair value of the option grants is estimated as of the date of grant utilizing the Black-Scholes option-pricing model with the following weighted average assumptions for grants in 1999; expected life of options three (3) years, expected volatility of 55%, risk-free interest rate of 6%, and a 0% dividend yield. The weighted average fair value at date of grant for options granted during 1999 approximated $.16.

                       PREMIUM CIGARS INTERNATIONAL, LTD.
                    NOTES TO FINANCIAL STATEMENTS (Continued)

10.      Concentrations:

         Economic Dependency:

         For the year ended December 31, 1999, the Company had one (1) supplier which accounted for approximately eighty percent (80%) of the cigar purchases. As of December 31, 1999, amounts due to this supplier, included in accounts payable, were approximately $25,000.

         For the year ended December 31, 1998, the Company had two (2) suppliers which accounted for approximately fourteen percent (14%) and thirteen percent (13%) of the Company's cigar purchases, respectively. As of December 31, 1998, amounts due to these suppliers, included in accounts payable, were approximately $49,480 and $50,520, respectively.

         For the years ended December 31, 1999 and 1998, the Company's largest customer accounted for approximately thirty-three percent (33%) and thirty-eight (38%) of the Company's revenues, respectively. As of December 31, 1999, there are accounts receivable of approximately $19,700 due from this customer.

         Foreign Operations:

         For the years ended December 31, 1999 and 1998, the Company's foreign subsidiary recorded revenue representing approximately twenty percent (20%) and forty-six percent (46%) of total revenues, respectively.

11.      Statements of Cash Flows:

         Non-Cash Financing and Investing Activities:

         During the years ended December 31, 1999 and 1998, the Company recognized investing and financing activities that affected its assets, liabilities and equity, but did not result in cash receipts or cash payments. For December 31, 1999, these non-cash activities are as follows:

                  Equities in the amount of $53,000 were received, together with $125,000 of prepaid interest cards, on the sale of Can-Am.

         For the year ended December 31, 1998, these non-cash activities are as follows:

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

12.      Foreign Currency:

         Foreign currency transactions resulted in an aggregate exchange loss of $3,844 for the year ended December 31, 1998.

                       PREMIUM CIGARS INTERNATIONAL, LTD.
                    NOTES TO FINANCIAL STATEMENTS (Continued)

13.      Subsequent Events:

         Subsequent to December 31, 1999, the stockholders of the Company approved a resolution changing the name of the Corporation from Premium Cigars International, Ltd. to ProductExpress.Com eBusiness Services, Inc. This is in accordance with management's intention to change the business focus of the Company to fulfillment services. In conjunction with this change, the Company's stock symbol was also changed from PCIG to PXPS.OB.

14.      Segment Information:

         The Company's products and services are broken down in the following divisions for financial reporting purposes:

         (1)  Premium Cigars (U.S. Operations)
         (2)  Can-Am (Canadian Operations) (Sold in May, 1999)

         Following is selected segment information:

                                   Year Ended December 31, 1999
                                   ----------------------------
                                Premium
                                Cigars            Can-Am             Total
                                ------            ------             -----
Sales, Net                  $ 3,216,860       $   804,999       $ 4,021,859

Cost of Sales                 2,239,621           631,422         2,871,043
                            -----------       -----------       -----------

Gross Profit                    977,239           173,577         1,150,816

General and Adminis-
  trative Expenses            2,004,632           556,115         3,560,747
                            -----------       -----------       -----------
Operating Loss               (2,027,393)         (382,538)       (2,409,931)

Other Income (Expense)       (1,357,046)           (3,184)       (1,360,230)
                            -----------       -----------       -----------

Net Loss                    $(3,384,439)      $  (385,722)     $ (3,770,161)
                            ===========       ===========       ===========

Loss per Share                                                  $      (.95)
                                                                ===========

Assets                      $   382,307       $      --         $   382,307
                            ===========       ===========       ===========

                       PREMIUM CIGARS INTERNATIONAL, LTD.
                    NOTES TO FINANCIAL STATEMENTS (Continued)

14.     Segment Information: (Continued)

                                                    Year Ended December 31, 1998
                                                    ----------------------------

                                                Premium
                                                Cigars               Can-Am               Total
                                                ------               ------               -----
        Sales, Net                            $ 3,697,338          $3,203,589          $ 6,900,927

        Cost of Sales                           2,962,740           2,619,037            5,581,777
                                              -----------          ----------          -----------

        Gross Profit                              734,598             584,552            1,319,150
                                              -----------          ----------          -----------
        General and Adminis-
          trative Expenses                      4,493,908             941,772            5,435,680
                                              -----------          ----------          -----------
        Operating Loss                         (3,759,310)           (357,220)          (4,116,530)

        Other Income (Expense)                     96,724             (10,019)              86,705
                                              -----------          ----------          -----------

        Net Loss                              $(3,662,586)         $ (367,239)         $(4,029,825)
                                              ===========          ==========          ===========

        Loss per Share                                                                 $      1.16
                                                                                       ===========



15.      Litigation Matters:

         At December 31, 1999, the Company is involved in litigation with an individual who alleges that the Company violated the requirements of Proposition 65, a California Statutory Scheme, which requires that manufacturers, distributors and retailers of certain products provide warnings to consumers of the potential harm which may result from the consumption of those products. The complaint seeks unspecified statutory penalties, along with costs and attorney's fees. The Company intends to vigorously contest the case. The Company's legal counsel cannot estimate a reasonable range for potential outcome at this time. As such, no amount has been accrued for any potential loss as of December 31, 1999 in the accompanying financial statements.

16.      Going Concern:

         The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. However, the Company has sustained continuing operating losses.

         As shown in the accompanying statements of operations, the Company has incurred net losses of $3,770,161 and $4,029,825 for the years ended December 31, 1999 and 1998, respectively. Unaudited information subsequent to December 31, 1999 indicates that the losses are continuing. In addition, the Company has a deficit working capital of $1,114,061, and a stockholders' deficit of $806,215 as of December 31, 1999.

         The above conditions indicate that the Company may be unable to continue in existence. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or the amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

                                 EXHIBIT INDEX

Exhibit Number      Exhibit Name                                                  Method of Filing
--------------      ------------                                                  ----------------
3.1                 Articles of Incorporation                                     **

3.2                 By-Laws, as amended                                           ***

4.1                 Specimen Common Stock Certificate                             ****

4.2                 Description of Rights of Security Holders                     *****

10.1                Accounts Receivable Line of Credit with Alliance Financial    Exhibit filed herewith*
                    Capital dated March 12, 1999.

27.1                Financial Data Schedule                                       Exhibit filed herewith

99.1                "Underwriting" section of Registration Statement on Form      ******
                    SB-2


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