Form 10QSB
period 2000-03-31
PRODUCT EXPRESS COM EBUSINESS SERVICES INC
filed 2000-05-31
CIK 1041479

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

        FOR THE QUARTER ENDED               COMMISSION FILE NUMBER
            March 31, 2000                          0-29414


                   ProductExpress.Com eBusiness Services, Inc.
                  (formerly: Premium Cigars International Ltd.)
        (Exact name of small business issuer as specified in its charter)


        Arizona                                         86-0846405
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

                                    Yes X No

As of March 31, 2000 there were 5,774,709 shares of ProductExpress.Com eBusiness Services, Inc. common stock, no par value outstanding.

                                             INDEX


PART I - FINANCIAL INFORMATION

        Item 1 - Financial Statements ...................................................   3

        Condensed Balance Sheet (Unaudited) as of March 31, 2000 ........................   3

        Condensed Statement of Operations (Unaudited) for the three and three months
        ended March 31, 2000 and 1999 ...................................................   4

        Condensed Statement of Changes in Stockholder Equity (Deficit) for the three
        months ended March 31, 2000 .....................................................   5

        Condensed Statement of Cash Flows (Unaudited) for the three and three months
        ended March 31, 2000 and 1999 ...................................................   6

        Notes to Condensed Financial Statements .........................................   7

        Special Note Regarding Forward-Looking Statements ...............................  10

        Item 2 - Management's Discussion and Analysis or Plan of Operation ..............  12

PART II - OTHER INFORMATION

        Item 1 - Legal Proceedings ......................................................  15

        Item 2 - Changes in Securities and Use of Proceeds ..............................  15

        Item 3 - Defaults Upon Senior Securities ........................................  17

        Item 4 - Submission of Matters to a Vote of Security Holders ....................  17

        Item 5 - Other Information ......................................................  17

        Item 6 - Exhibits and Reports on Form 8-K .......................................  18

SIGNATURES ..............................................................................  19

                  ProductExpress.com eBUSINESS SERVICES, INC.
                             CONDENSED BALANCE SHEET


                                                                         March 31st,
                                                                            2000
                                                                        ------------
                                                                         (Unaudited)
                                     ASSETS
Current Assets:
            Cash and cash equivalents                                   $     11,026
            Available for sale securities                                     11,000
            Accounts receivable - trade, net                                   9,986
            Inventory, net                                                     3,718
            Other current assets                                               5,543
                                                                        ------------

                      Total Current Assets                                    41,273
                                                                        ------------

Property and Equipment, net                                                  253,626
                                                                        ------------

Other Assets:
            Other assets                                                      29,753
                                                                        ------------
                                                                              29,753
                                                                        ------------

                                                                        $    324,652
                                                                        ============


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
            Accounts payable and accrued expenses                          1,123,222
                                                                        ------------

                      Total current liabilities                            1,123,222
                                                                        ------------

Commitments and Contingencies                                                     --
                                                                        ------------

Stockholders' Equity:
            Common stock - no par value, 10,000,000 shares
            authorized 5,774,709 issued and outstanding                    9,381,845
            Unrealized Gain (Loss) on Available for Sale Securities          (42,000)
            Accumulated deficit                                          (10,138,415)
                                                                        ------------

                      Total Stockholders' Equity                            (798,570)
                                                                        ------------

                                                                        $    324,652
                                                                        ============



               The accompanying notes are an integral part of the
                         condensed financial statements

                      ProductExpress.com eBUSINESS SERVICES
                       CONDENSED STATEMENTS OF OPERATIONS


                                                            Three Months Ended
                                                                 March 31,
                                                       ----------------------------
                                                           2000             1999
                                                       -----------      -----------
                                                       (Unaudited)      (Unaudited)
Net Sales                                              $    41,493      $ 1,317,687

Cost of Sales                                               38,798          963,110
                                                       -----------      -----------

Gross Profit                                                 2,695          354,577

Selling, General and Administrative                        229,618          976,871
                                                       -----------      -----------

Loss from Operations                                      (226,923)        (622,294)

Other Income (Expense)                                          18           (3,640)
                                                       -----------      -----------

Net Loss                                               $  (226,905)     $  (625,934)
                                                       ===========      ===========

Basic Loss per Share                                   $     (0.05)     $     (0.17)
                                                       ===========      ===========

Weighted Average Number of Shares Outstanding            4,729,851        3,678,425
                                                       ===========      ===========



               The accompanying notes are an integral part of the
                         condensed financial statements

                   ProductExpress.com eBUSINESS SERVICES, INC.
              STATEMENT OF CHANGES IN STOCKHOLDER EQUITY (DEFICIT)
                    FOR THE THREE MONTHS ENDED MARCH 31, 2000


                                                                         Additional       Common
                                          Common Stock                    Paid-In         Stock
                                              Shares         Amount       Capital        Warrants
Balance at December 31, 1999                4,491,092     $ 8,995,586     $150,000     $     1,710


Issuance of common stock                      780,000     $   195,000


Issuance of common stock for
services                                      158,190     $    39,550


Net loss for the three months
ended March 31, 2000
                                          -----------     -----------     --------     -----------
Balance at March 31, 2000                   5,429,282     $ 9,230,136      150,000     $     1,710



                                           Unrealized Loss                        Total
                                          on Available for    Accumulated      Stockholder's
                                           Sale Securities      Deficit       Equity(Deficit)
Balance at December 31, 1999                ($   42,000)      (9,911,511)        (806,215)


Issuance of common stock                                                      $   195,000


Issuance of common stock for
services                                                                      $    39,550


Net loss for the three months
ended March 31, 2000                                            (226,905)        (226,905)
                                            -----------      -----------      -----------
Balance at March 31, 2000                   ($   42,000)     (10,138,416)        (798,570)



               The accompanying notes are an integral part of the
                         condensed financial statements

                  ProductExpress.com eBUSINESS SERVICES, INC.
                      CONDENSED STATEMENTS OF CASH FLOWS


                                                                                   Three Months Ended
                                                                                     March 31, 2000
                                                                               -------------------------
                                                                                   2000           1999
                                                                                ---------      ---------
                                                                               (Unaudited)     (Unaudited)
 Cash flows from operating activities:
         Net loss                                                               $(226,905)     $(625,934)
         Adjustments to reconcile net loss to net cash provided by
            (used for) operating activities:
             Depreciation and amortization                                         37,194        251,660
             Stock issued for services                                             39,550
             (Increase) decrease in accounts receivable                            38,292        111,253
             (Increase) decrease in inventories                                                  (55,870)
             Increase (decrease) in accounts payable and accrued expenses         (65,300)       253,687
             Net change in other assets and liabilities                            (9,305)       (47,838)
                                                                                ---------      ---------

                       Net cash provided by (used for) operating activities      (186,474)      (113,042)
                                                                                ---------      ---------

 Cash flows from investing activities:
         Purchase of humidors                                                                    (64,283)
         Purchase of equipment                                                     (1,596)        (7,053)
                                                                                ---------      ---------

                       Net cash provided by (used for) investing activities        (1,596)       (71,336)
                                                                                ---------      ---------

 Cash flows from financing activities:
         Net proceeds from issuance of common stock                               195,000        136,000
                                                                                ---------      ---------

                       Net cash provided by financing activities                  195,000        136,000
                                                                                ---------      ---------

 Effect of exchange rate changes on cash and cash equivalents                          --         20,936
                                                                                ---------      ---------

 Net increase (decrease) in cash and cash equivalents                               6,930        (27,442)

 Cash and cash equivalents, beginning of period                                     4,096        168,216
                                                                                ---------      ---------

 Cash and cash equivalents, end of period                                       $  11,026      $ 140,774
                                                                                =========      =========



               The accompanying notes are an integral part of the
                         condensed financial statements

                  ProductExpress.com eBUSINESS SERVICES, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS


1.      PRESENTATION OF INTERIM INFORMATION

In the opinion of the management of ProductExpree.com eBusiness Services, Inc. (the "Company"), the accompanying condensed financial statements include all normal adjustments considered necessary to present fairly the financial position as of March 31, 2000, and the results of operations for the three months ended March 31, 2000 and 1999, and cash flows for the three months ended March 31, 2000 and 1999. Interim results are not necessarily indicative of results for a full year.

The condensed financial statements and notes are presented as permitted by the instructions to Form 10-QSB, and therefore do not contain certain information included in the Company's audited consolidated financial statements and notes for the year ended December 31, 1999.

2.      FINANCIAL STATEMENTS

The condensed statements of operations and cash flows include all the accounts of the Company.


3.      ISSUANCE OF STOCK

During the first quarter of 2000, the Company issued 780,000 restricted shares of its common stock for a total of $195,000. In addition, the Company has reached agreements with certain suppliers of goods and services to issue stock in lieu of payment for services rendered or goods delivered.

4.      NASDAQ LISTING

The securities of the Company are now trading on the NASDAQ OTC Bulletin Board under the symbol PXPS.OB.


5.      CONTINGENCIES

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

In December of 1999, the issuer of the bond notified the Company that it had paid the bond despite the protests of the Company that the assessment was not valid. On January 11, 2000 the bond issuer made a formal demand to the Company for repayment of the bond in the amount of $40,926. The company does not agree with the assessment and intends to vigorously contest it. The company has reserved in its December 31, 1999 financial statements for the entire amount of the bonds in Canada (approximately US$218,000) as a potential liability if efforts of protest are not successful.

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

In January 2000, the Company was notified that it was in default of its lease obligations for its copiers due to non-payment and the entire balance owing under the lease was due and payable. The Company is withholding payment due to poor quality issue in regards to a rebuilt drum that was installed on a new machine and service agreements for toner supplies and repair that have not been honored. The Company expects to be able to negotiate a satisfactory settlement with the leasing company.

PROP 65. During 1998 PCI, among many other companies and individuals including PCI customers, Southland and Mobil, received Notices of alleged Violations of Proposition 65, a California law which requires warning labels on or at the place of sale or use of certain cancer causing products including cigars. These notices were delivered by a California lawyer named Morse Mehrban on behalf of his clients, purported public interest organization named Consumer Cause, Inc. and Consumer Advocacy Group, Inc., and an individual named Reuben Yeroushalmi. They have been followed by lawsuits in the Superior Court of Los Angeles County, California. Under Proposition 65 such lawsuits may be brought by a "private attorney general". The lawsuits demand compliance with Proposition 65 and seek penalties of $2,500 per day per location of each alleged violation which could total man millions of dollars plus attorneys fees and costs of suit. PCI has taken the position it did not violate the law and is not subject to penalties. Nonetheless, after receipt of the notice, PCI took steps to insure compliance. Then PCI ceased distribution of cigars. Southland and Mobil demanded that PCI defend and indemnify them from these claims. PCI has refused. PCI joined with other defendants in a successful challenge to the original lawsuits. That result is on appeal. In 1999, Plaintiffs served new notices and filed new lawsuits, which have been stayed pending the outcome of the appeal. Regardless of the outcome of the appeal, PCI continues to be subject to potential exposure to plaintiffs' claims. Pursuant to the agreement between Southland and PCI, Southland has requested that it be indemnified for these claims. PCI has countered that Southland has claims against it for products other than PCI's in violation of Proposition 65, and Southland is defending those claims. Mobil has not made a similar indemnification request, and based on the agreement between Mobil and PCI, Mobil probably cannot claim any indemnification rights. PCI is not currently exploring the possibility of settling with Mr. Mehrban any of the claims against PCI and its former customers, including Mobil and Southland. In the meantime, PCI has and continues to retained California counsel to defend the cases brought against it. The claim is ongoing as of March 31, 2000.


6.        SUBSEQUENT EVENT

In December 1999, the Company was notified that it was being terminated as a supplier of PrimeTime(TM) effective January 1, 2000. In addition, the Company received a request from legal counsel representing the Brown and Williamson Tobacco to cease selling Prime Time cigars under the Prime Time name because they felt that it infringed upon a registered product of theirs called "Prime." The Company believes that with the cessation of selling PrimeTime cigarillos that it is in compliance with the request from Brown & Williamson Tobacco.

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

ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You must read the following discussion on the financial condition and results of operations of ProductExpress.com eBusiness Services, Inc. in conjunction with the condensed financial statements, including the notes elsewhere in this Form 10-QSB filing. Historical results are not necessarily an indicator of trends in operating results for any future period.

As a direct distributor of cigar products to over 15,000 Convenience Stores and a tracking database for over 50,000 SKU's, the Company has built an infrastructure that provides high speed fulfillment of products to retailers and other consumers. The Company has modified it's business plan to include providing fulfillment services to other companies. In particular, it feels that there is a significant opportunity in offering the Company's services to e-commerce based businesses as solutions to their customer and delivery problems. In order to develop this new business activity, the Company is doing business exclusively as "Product Express.com eBusiness Services, Inc." As a result of recognizing the value of the core competency of fulfillment, the Company has also been developing an additional business opportunity in the creation of a delivery system outside the main facility which is designed to provide retail grocers on National level online order system for pickup or home delivery utilizing our ability to process orders and payment from any web site and convert the order to shipping instructions that can be printed in other facilities, or the customer's warehouse or stores. It is anticipated that this will be expanded upon in the first and second quarter of 2000. The Company operates primarily in one business segment and has a December 31 fiscal year.

RESULTS OF OPERATIONS

     COMPARISON OF THE FIRST QUARTER OF 2000 WITH THE FIRST QUARTER OF 1999

Net sales for the quarter ended March 31, 2000 decreased by $1,276,194 versus the same period last year, a 97% decrease. All of the decrease is due to the discontinuance of the Prime Time product and other tobacco products, which was terminated at December 31, 1999. All revenues from 1999 were from tobacco products, which the Company no longer distributes. Starting in January 2000, the Company has focused on fulfillment contracts that have started to build momentum and volume, and the launching of new products into our channels of distribution that are currently in beta testing.

Gross profit margin was 6.5% for the quarter ended March 31, 2000 versus 27% for the quarter ended March 31, 1999. The reduced gross profit margin of 20.5% is due to the transition of our core business activity from the sale of Prime Time cigarillos to the obtaining of fulfillment contracts for Web based businesses. The cost of the warehouse, data entry, and 1-800 inbound call center operations lowered the gross margins from the gross profit margin model that the Company uses as a guideline to bid and operate under. The Company will have lower than expected gross profit margins, until the contracts for fulfillment that have been signed and are currently being fulfilled build momentum and volume and the contracts that are in negotiations are brought on to offset the cost of the warehouse, data processing space, and lower the cost of manning the 1-800 inbound call center.

Selling, general and administrative expenses for the quarter ended March 31,2000 decreased $747,253 or 77% from the same period one year ago. The reduction of expenses was due to the staffing reductions implemented during 1999. As the Company builds fulfillment and new product launch volume, the selling expense is expected to remain in step with sales volume and the gross profit margin model. This is due to a commissioned sales staff for both fulfillment and new product sales that is built into the gross profit margin model that is used for bidding fulfillment and accepting new products for our distribution channels. General and administrative expenses have also been accounted for in the gross profit margin model for bidding, and as volume builds these expenses will have a lower effect on gross profit margin.

The Company is focused on utilizing and expanding our automated systems as volume increases to keep our employee base at a minimum. In addition, the Company is utilizing and will continue to expand its outsourced strategic alliance partnerships that can provide necessary functions that the Company would normally have to develop and staff for. These strategic partners are either paid as a percentage of the gross profit margin or are held to a fixed ongoing price that is within our gross profit margin framework that keeps the gross profit margins at or near the gross profit margin model that will bring the Company to profitability.

Executive Management has made a commitment to only add staff and build an employee base of salaried and hourly employees as a last resort on an absolute as needed basis, and only, unless and until, all other outsourced methods, percentage of piece work or percentage of gross profits methods, have been utilized first, to maintain the gross profit margin model to bring the Company to profitability as soon as the contracts for fulfillment that the Company has, and is in negotiations for, build enough volume to cover the fixed overhead.


LIQUIDITY AND CAPITAL RESOURCES

The Company used $186,474 for operating activities for the first three months of 2000. The net loss of $226,905 was reduced by non-cash expenses for depreciation and amortization of $37,194

Management has determined that there is a tremendous opportunity and value in our core competencies as a high-speed order and fulfillment center. Our unique distribution system that we have developed for the convenience store industry is very efficient and valuable. In November we hired an individual with expertise in logistics to develop a full set of fulfillment services. In addition, we entered into a number of strategic alliances with people and companies involved in e-commerce for the purpose of becoming authorized agents. These agents direct clients to the Company who are in need of fulfillment solutions. We have begun to provide product fulfillment for others, and we do not anticipate any further significant capital expenditures beyond a modest investment to enhance our existing systems. Should the volume of business exceed our current capacity, we will need to lease additional warehouse space and invest in additional equipment such as flow racking.

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

The Company has incurred substantial operating losses since inception. As of December 31, 1999 the Net Operating Loss carry forward was approximately $7,900,000. We expect to incur another substantial operating loss for the current year. The Net Operating Loss carry forward may be attractive to another company wishing to offset its own tax liability.

Due to the loss of our primary revenue source from the sale of Prime Time and the time it takes to replace the revenue stream, we cannot assure you that that we can generate sufficient revenues to provide the cash flow necessary to meet our ongoing working capital needs or to repay prior existing trade indebtedness. We raised $136,000 during the first quarter of 1999 through the issuance of additional shares of the Company's common stock. The Board of Directors authorized the issuance of additional shares and warrants for up to an additional $925,000 at a price of $0.25 per share in September 1999. During the fourth quarter of 1999, and the first quarter of 2000, we raised $135,000 and $195,000, respectively, through sale of the Company's stock. In April and May 2000, we raised an additional $85,000 through the sale of Company's stock and short term debt. It is anticipated that there will be a need to raise additional capital in the second quarter of 2000.



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

PART II - OTHER INFORMATION

Item 1 -  Legal Proceedings

PROP 65. During 1998 PCI, among many other companies and individuals including PCI customers, Southland and Mobil, received Notices of alleged Violations of Proposition 65, a California law which requires warning labels on or at the place of sale or use of certain cancer causing products including cigars. These notices were delivered by a California lawyer named Morse Mehrban on behalf of his clients, a purported public interest organization named Consumer Cause, Inc. and Consumer Advocacy Group, Inc., and an individual named Reuben Yeroushalmi. They have been followed by lawsuits in the Superior Court of Los Angeles County, California. Under Proposition 65 such lawsuits may be brought by a "private attorney general". The lawsuits demand compliance with Proposition 65 and seek penalties of $2,500 per day per location of each alleged violation which could total many millions of dollars plus attorneys fees and costs of suit. PCI has taken the position it did not violate the law and is not subject to penalties. Nonetheless, after receipt of the notice, PCI took steps to insure compliance. Then PCI ceased distribution of cigars. Southland and Mobil demanded that PCI defend and indemnify them from these claims. PCI has refused. PCI joined with other defendants in a successful challenge to the original lawsuits. That result is on appeal. In 1999, Plaintiffs served new notices and filed new lawsuits, which have been stayed pending the outcome of the appeal. Regardless of the outcome of the appeal, PCI continues to be subject to potential exposure to plaintiffs' claims. Pursuant to the agreement between Southland and PCI, Southland has requested that it be indemnified for these claims. PCI has countered that Southland has claims against it for products other than PCI's in violation of Proposition 65, and Southland is defending those claims. Mobil has not made a similar indemnification request, and based on the agreement between Mobil and PCI, Mobil probably cannot claim any indemnification rights. PCI is not currently exploring the possibility of settling with Mr. Mehrban any of the claims against PCI and its former customers, including Mobil and Southland. In the meantime, PCI has and continues to retain California counsel to defend the cases brought against it. The claim is ongoing as of March 31, 2000. JUDGMENT. On March 1, 2000 a judgment was entered against PCI in favor of Stadia Colorado Corp. in the amount of $6,555.56 regarding an indebtedness for a labeling machine that PCI claimed did not work properly and tried to return to the manufacturer. The judgment has been paid.


Item 2 - Changes in Securities and Use of Proceeds

       (a) Sale of Unregistered Securities, Warrant Grants, and Settlement of Debt for Equity in the first quarter of 2000

     On January 5, 2000, the Board of Directors of PCI approved the reauthorization of their authorization to the sale of common shares (restricted as to Rule 144 for a minimum of one year), granting of warrants (restricted as to Rule 144 for a minimum of one year), in conjunction with those shares, and the settlement of debt for common shares (restricted as to Rule 144 for a minimum of one year), at the same per share and strike price for warrants of $.25 with an adjustment of 650,000 authorized shares converted to warrants, leaving a balance of authorized common shares (restricted as to Rule 144 for a minimum of one year) available to sell at the beginning of 2000 at 2,488,000 and warrants at 1,370,000. Through the filing of this annual report sales of restricted shares, grants of restricted warrants in conjunction of those shares, and the settlement of debt for restricted shares under Sections 4(2) and 4(6) of the Securities Act, as amended, as follows:

- On January 6, 2000 Darrin J. Fedder paid for 100,000 restricted shares at a purchase price of $0.25 per share, plus one warrant (call price of $0.25) for every two shares.

- On January 6, 2000 George Cattermole paid for 40,000 restricted shares at a purchase price of $0.25 per share, plus one warrant (call price of $0.25) for every two shares.

- On January 17, 2000 Stephen T. Sullivan,P.C. accepted 49,206 restricted shares at a purchase price of $0.25 per share as partial settlement of the PCI debt owed him.

- On January 26, 2000 Shangent Tool accepted 80,200 restricted shares at a purchase price of $0.25 per share as the final settlement of the PCI debt owed them.

- On January 31, February 14, 18, 25, March 14, and April 11, 2000 George Simon Trust paid for 100,000, 100,000, 200,000, 100,000, 100,000, and
     60,000 restricted shares, respectively, at a purchase price of $0.25 per share, plus one warrant (call price of $0.25) for every two shares. An additional 140,000 restricted shares has been committed for at a purchase price of $0.25 per share, plus one warrant (call price of $0.25) for every two shares, due by May 1, 2000. George T. Simon Esq. is an independent Member of the Board.

- On February 22, 2000 Dan Goldman accepted 5,000 restricted shares as a final settlement of the PCI debt owed him for the sale of CAN-AM and the release of our Web Site from his hosting service. Dan Goldman was a founder of PCI.

- On March 14, 2000 Stringfellow Attorneys accepted 60,008 restricted shares at a purchase price of $0.25 per share as a settlement to date of the PCI debt owed him.

- On March 17, 2000 Topper Cigar Company Inc. accepted 36,804 restricted shares at a purchase price of $0.25 per share as the final settlement of the PCI debt owed.

- On March 28, and April 7, 2000 Jim McCanlies Family Trust/IRA paid for 40,000 and 40,000 restricted shares at a purchase price of $0.25 per share, plus one warrant (call price of $0.25) for every two shares.

- On April 8, 2000 Michael Hatch accepted 18,179 restricted shares at a purchase price of $0.25 per share as the final settlement of the PCI debt owed him.

- On April 10, 2000 Robert King paid for 40,000 restricted shares at a purchase price of $0.25 per share, plus one warrant (call price of $0.25) for every two shares.

- On April 12, 2000 L. G. Zangani accepted 14,220 restricted shares at a purchase price of $0.25 per share as the final settlement of the PCI debt owed him.

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

Item 3 - Defaults upon Senior Securities

         None

Item 4 - Submission of Matters to a Vote of Security Holders

Name Change, PCI began doing business as ProductExpress.com eBusiness Services in June 1999, and received a majority stockholder approval by proxy to officially change its name from Premium Cigars International, Ltd. to ProductExpress.comeBusiness Services, Inc., and to change its symbol on the NASDAQ OTCBB from PCIG to PREX or some other available symbol, on April 10, 2000 via proxy vote of the shareholders. PREX was not available, so the new symbol is PXPS, and the change took place on April 24, 2000.


Item 5 - Other Information

     Changes in Officers and Directors. As previously disclosed in the Company's Form 8-K dated September 27, 1999, Colin Jones resigned as Director and Gary J. Sherman was appointed as Chairman of the Company's Board of Directors. As previously disclosed in the Company's Form 8-K filing dated November 9, 1999, Scott I. Lambrecht resigned as President and CEO. On November 9, 1999, Greg P. Lambrecht resigned as a Director of the Company. On December 3, 1999, Brendan McGuinness resigned as Vice President of Sales and Chief Operating Officer. On December 4, 1999, Steven A. Lambrecht was appointed as Chief Executive Officer.and Gary J. Sherman as President. In January 2000 George T. Simon Esq. agreed to serve on the Board of Directors as an independent director, pending shareholder approval.

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


PREMIUM CIGARS INTERNATIONAL, LTD.
(Registrant)


/s/ Gary Sherman                                  Date: May 30, 2000
----------------------
Gary Sherman
Chairman and President



/s/ Steven A. Lambrecht                           Date: May 30, 2000
----------------------
Steven A. Lambrecht
Chief Executive Officer and Secretary
Member of Board

                                 Exhibit Index

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